Form 10KSB
period 1997-12-31
ESCO TRANSPORTATION CO
filed 1998-09-04
CIK 79839

U. S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                   FORM 10-KSB

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECU-RI-TIES EX-CHANGE ACT OF 1934 [Fee Required]
                   For the fiscal year ended December 31, 1997

                                       OR

          [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EX-CHANGE ACT OF 1934 [No Fee Required]
                        For the transition period from to

                          Commission file number 0-2882

                             ESCO TRANSPORTATION CO.
                             -----------------------
                 (Name of small business issuer in its charter)

         Delaware                                            55-0257510
         --------                                           -------------
State or other jurisdiction of                            (I.R.S. Employ-er
  incorporation or organization)                         Identifi-cation No.)

          6505  Homestead  Road
          Houston,  Texas  77028
-------------------------------------------
(Address  of  principal  executive  offices)

               Registrants telephone number         (713) 644-0265
                                            ----------------------

           Securities registered pursuant to Section 12(b) of the Act:

                                      NONE

           Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, $.0001 par value per share
                                (Title  of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes  X.  No    .
                                                              ---     ---

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in defin-itive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State  issuer's  revenues  for  its  most  recent  fiscal  year.  $22,741,988
                                                                  -----------
The aggregate market value of the voting stock held by non-affiliates of the registrant was $[4,104,836] as of July 2, 1998. Such aggregate market value was computed by reference to the average bid and asked prices of the common stock, as of July 2, 1998.

The number of shares outstanding of the Common Stock, $.0001 par value, as of December 31, 1997 was 12,176,760.

Transitional Small Business Disclosure Format (Check one):  Yes    .  No  X.
                                                                ---      ---

                                    PART  I

ITEM  1.     DESCRIPTION  OF  BUSINESS

(A)     BUSINESS  DEVELOPMENT

     ESCO Transportation Co., a Delaware corporation ("ESCO" or the "Company"), is a short haul contractor of freight for major shipping companies as well as a national freight hauling and freight brokering company. The Company also owns certain oil and gas prop-er-ties, which constitute an immaterial portion of the Company's assets and generate an immaterial por-tion of the Company's reve-nues.

     The Company was incorporated in 1916 under the laws of the West Virginia. Effective May 20, 1992, the Company was rein-corpo-rated as a Delaware corporation. Until December 1993, the Company was engaged primari-ly in the busi-ness of explo-ration for, produc-tion of and sale of crude oil and natural gas. On October 11, 1994, the Company changed its name from "Power Oil Company" to "ESCO Transportation, Co." Unless otherwise indicated, the information in this Annual Report is adjusted to reflect the one-for-four and one-for-ten reverse stock split of the outstanding shares of the Company's common stock effected on November 01, 1994.

(B)  BUSINESS  OF  ISSUER

     The principal business of the Company is providing contract transporting services to major shipping companies, primarily inter-connecting short hauls of container shipments. Most of this business consists of rail to rail or rail to port ship-ments. In performing its services, the Company leases trucks and trailers, with the individual truck owners providing the drivers. The owner of the truck generally receives 75% of the revenue generated from the shipment as compensation for providing the truck and the driver. The Company operates out of facilities located in Houston, Texas, Dallas, Texas, Ontario, California, Memphis, Tennessee and Springdale, Arkansas. The Company's executive offices are located in Houston Texas. Company's freight brokerage operations pursue a cost plus strategy in dispatching loads for various shippers in the southeastern United States.

     The Company is competing in an industry that is highly com-petitive. The Company currently competes directly and indirectly with a large number of contract carriers. Many of the Company's competitors are larger and have significantly greater resources than the Company. The Company competes on the basis of price and service.

     Freight activity is typically somewhat stronger in the second half of the year, with peak months in August, September and October. In addition, bad weather and holidays generally affect business activity. The fact that the Company's business is concentrated in temperate regions of the country, however, its operations have not been historically seasonal to any material degree.

     The Company believes that its current business operations are in compliance with all applicable federal, state and local regulations governing its business.

     The Company employs approximately 110 employees, all of whom are full time. In addition, the Company employs as independent contractors approximately 190 owner/operators of the trucks used in the Company's operations.

ITEM  2.     DESCRIPTION  OF  PROPERTIES

     The Company leases the land and building now being used in the Houston shop facilities and the executive offices. The facility consists of approximately 5,000 square feet of office space and eight acres of paved truck parking space. The Company also leases the land and building now being used in Memphis Tennessee. The property consists of approximately 3,000 square feet of office space and fifteen acres or truck parking and container storage space. The Company also leases approximately 2,000 square feet for its California operations. The Company leases approximately 5000 square feet of office space and 8 acres of truck parking in its Springdale, Arkansas location.

The company has a note payable on approximately 5 acres of undeveloped land in Springdale, Arkansas. The company also has a note payable on approximately 4000 square feet of office space and 2 acres of truck parking in Memphis, Tennessee.

     The Company also owns producing and non-pro-ducing oil and gas leases in the United States, which are located in Louisi-ana, New Mexico, Texas and Wyoming.


ITEM  3.     LEGAL  PROCEEDINGS

     The Company is a party to routine litigation incidental to its business, primarily involving claims for personal injuries and property damage incurred in the transportation of freight. The Company maintains insurance coverage that covers the liability resulting from such claims. Adverse results in one or more of these cases would not have a material adverse effect on the financial position of the Company.

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     There were no matters submitted to a vote of the security holders of the Company through the solicitation of proxies or otherwise during the fourth quarter of the fiscal year ending December 31, 1997.

                                    PART  II

ITEM  5.     MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS

     The Company's common stock is traded on the NASDAQ Bulletin Board under the symbol "ETCO". The following table sets forth the high and low bid prices on for the common stock for the periods indicated, as quoted by NASDAQ:

FISCAL YEAR ENDED DECEMBER 31, 1996:                  HIGH    LOW
    First Quarter   $                                 .10  $ 0625
    Second Quarter                                    .10    .075
    Third Quarter                                    .075   .0688
    Fourth Quarter                                    .40   .0688


FISCAL YEAR ENDED DECEMBER 31, 1997:
    First Quarter   $                                3.00  $.3125
    Second Quarter                                   2.75    1.50
    Third Quarter                                    1.75   .5625
    Fourth Quarter                                   1.18    .375

     The listed quotations reflect interdealer prices, without retail mark-up, mark-down or commissions, and may not necessarily represent actual transactions.

     As of December 31, 1997, there were 183 holders of record of the Company's common stock.

     The Company has not paid dividends on its common stock during the last four years. The Company presently intends to retain earnings to finance the expansion of its business and, therefore, does not expect to pay any cash dividends in the foreseeable future. Any determination as to the payment of cash dividends will depend upon the Company's earnings, general financial condition, capital needs and other factors deemed pertinent by the Board of Directors, as well as any limitations imposed by lenders under credit facilities.

ITEM  6.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERA-TION

OVERVIEW
--------

ESCO Transportation has operated profitably in an extremely competitive industry since from 1977 through 1996. While the company would certainly have preferred to have shown a profit in 1997, the company had expected that the costs involved in securing the assets necessary to facilitate the expansion that ESCO Transportation has pursued were unavoidable.

During the last few months of 1996 through the middle of 1997, ESCO Transportation purchased over 70 1997 Kenworth T600 tractors and purchased or leased over 150 fifty three foot air ride trailers. Many of the trailers were modified to accommodate several types of freight that ESCO desired to transport. Just the down payments paid out during this period totaled over four hundred thousand dollars. Coupled with the fact that all new equipment experiences a certain amount of downtime immediately after acquisition as lanes are developed and drivers are hired, it is easy to understand how the company's revenue and cash flows can be depressed during the acquisition period.

Since 1993 ESCO's revenues have grown from a little over three million annually to over 22 million in 1997. Company's that experience this level of growth are usually considered to be riskier than those whose revenues remain constant over many years. As such the financing arrangements that ESCO had in place during 1997 were not particularly attractive. The costs associated with this financing as well as the limitations placed on the company by the lender further worked to reduce profits and hinder the company's ability to manage cash flows.

STRATEGY  FOR  1998
-------------------

In early 1998 ESCO pursued an aggressive strategy to increase profitability. This strategy was as follows:

Collections - ESCO aggressively pursued collections activity on all delinquent accounts. As a result the company reduced invoices in excess of 120 days from 450 thousand dollars to less than 200 thousand dollars. The company does recognize that this amount is still not optimal and is continuously working towards reducing this amount further.

Restructuring Financing - In February 1998 ESCO entered into a factoring arrangement with Compass Bank. This arrangement allows ESCO to secure receivables financing electronically thus accelerating cash flows. The cost of funds in this arrangement is also lower than with the company's previous financing source and the administrative costs are also reduced.

By the ends of the first quarter of 1998, as a result of this strategy, ESCO was able to bring all accounts payable current as well as increase cash reserves by almost 200,000 dollars.

OTHER  MAJOR  DEVELOPMENTS
--------------------------

In April 1998 ESCO entered into an agreement with Andy Freidel, President of Intermodal Logistics Company Inc., in Memphis, Tennessee. Under this agreement ESCO paid to Andy Freidel 100,000 dollars in cash, 200,000 shares of section 144 common stock and approximately 121,000 dollars in cash paid to Intermodal
Logistics' various vendors and contractors for an agreement not to compete within either the Intermodal Trucking industry or the Container Storage industry. ESCO was also assigned rights to certain leases including 15 acres of property in Memphis, an office building, sixty chassis and a loaded container lift. ESCO then moved its current Memphis operation into the former Intermodal Logistics facility. This move will increase ESCO revenues by approximately six million dollars annually as well as position ESCO as the largest full service depot in the Memphis region.


FUTURE  PLANS
-------------

ESCO Transportation fully intends to return to profitability in 1998. Although the company intends to continue to expand its revenue, the level of growth sought by the company in 1998 will not affect the company's ability to show a profit.

The company's current growth plans include entering new markets with its Intermodal Division since establishing operations in new geographical regions in the Intermodal Industry is typically a low cost proposition. The Over the Road Division's operations can be made more profitable by reducing maintenance costs on equipment and improving driver retention. To these ends ESCO has leased a 16 bay shop in Springdale, Arkansas and has also restructured the corporate personnel department to allow corporate management to oversee the driver selection and control processes. ESCO has also instituted an aggressive safety program which will ultimately lead to lower freight claims and lower liability and cargo insurance premiums.

Management is attempting to sell nonperforming assets, specifcally the vacant location formerly used for Houston operations and Memphis operations. It has also restructured its administrative staffing needs by centralizing certain administrative duties eliminating a number of administrative positions at its satellite offices.

To improve ESCO's balance sheet statistics the company intends to increase equity by placing a portion of the five million shares of treasury stock that the company assumed control of in 1998. The company is also in negotiations with several major financial institutions exploring methods for restructuring the debt on most of the company's equipment. Together with a return to profitability the company's equity should increase substantially thus improving most ratios.

SUMMATION
---------

ESCO Transportation Co. is very serious in its efforts to improve the company's financial positioning. The company did expect a great deal of what occurred in 1998 and so management considers that the company is definitely on course with the company's previously stated objectives. The company fully intends to become a very large force within the Intermodal Transportation industry as well as the Trucking Industry as a whole.

ITEM  7.     FINANCIAL  STATEMENTS

     The Company's financial statements and supplementary disclosures are included herein on pages F-1 through F-10.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     In 1995 the Company filed form 8K with the SEC to become non-reporting. In 1998 the company returned to reporting status when it hired Null-Lairson PC, (formerly Lairson, Stephens and Reimer, PC) to perform audits of the 1995 and 1996 financial statements.

                                    PART  III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

                                        Position  with
         Name                              Registrant
----------------------     ---------------------------------------

Edwis  L.  Selph           President  &  Chief  Executive  Officer

Edwis  L.  Selph,  Jr.     Vice  Presi-dent,  and  Director


     Each director shall hold office until his/her successor shall have been elected and qualified or until resignation or removal by the Board of Directors in accordance with the By-laws of the Company.

     The officers of the Registrant are elected by the Board of Directors. The term of each officer is until voluntary resignation or replacement. There is no arrangement or understanding between any directors pursuant to selection.

     Edwis  L.  Selph  has  served  as a Director of the Company since April 29,
     ----------------
1986. He served as Chairman of the Board, President and Chief Executive Officer from February 27, 1987 until February 1, 1990 when he resigned these positions and was elected Vice-Chairman. He was reinstated as Chairman of the Board, Presi-dent and Chief Executive Officer on December 31, 1990. Mr. Selph is an investor-business person. His investments include numerous real estate holdings and small business interests. Mr. Selph owned ESCO Transportation Inc. prior to its acquisition by the Company on December 14, 1993.

     Edwis  L.  Selph, Jr. has served as Secretary/Treasurer and Director of the
     ---------------------
Company since September 21, 1994. Mr. Selph has worked for the Company in various capacities since graduating from high school in 1991. Edwis L. Selph, Jr. is the son of Edwis L. Selph, Chairman of the Board, President and Chief Executive Officer of the Company. Mr. Selph was appointed Vice-President in 1995 with unanimous consent of the board after the resignations of Mr. Cox and Mr. Bible during that same year.

ITEM  10.  EXECUTIVE  COMPENSATION

     The following table sets forth for the fiscal years ended December 31, 1997, 1996 and 1995 the compensation paid by the Company to its Chief Executive
Officer:

     SUMMARY  COMPENSATION  TABLE

      NAME                                    OTHER
      AND                                     ANNUAL             ALL OTHER
   PRINCIPAL                                  COMPEN-             COMPEN-
   POSITION         YEAR     SALARY   BONUS   SATION   OPTIONS    SATION
---------------  ---------  -------  ------  --------  --------  --------
Edwis L. Selph,       1997  $250,000  $     0  $    0  $      0  $      0
CEO                   1996  $150,000  $     0  $    0  $      0  $      0
                      1995  $150,000  $     0  $    0  $      0  $      0

     The Company has no long-term incentive programs and no defined benefit or actuarial plan.

     Directors of the Company currently serve without any compensation for their service as directors.

ITEM  11.     SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding the ownership of Common Stock as of December 31, 1996 by (i) each director and executive officer of the Company, (ii) all directors and officers of the Company as a group, and (iii) each other person known by the Company to be the beneficial owner of more than 5% of the outstanding Common Stock as of December 31, 1996.

                                      # of Shares and Nature of  Percent of Outstanding Shares
Name and Address of Beneficial Owner      Beneficial Owner
------------------------------------  -------------------------  ------------------------------
Edwis L. Selph                                        4,750,000                          36.03%
6505 Homestead Rd
Houston, Texas 77028
Edwis L. Selph, Jr.                                           0                              *
6505 Homestead Rd
Houston, Texas 77028

ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

     Edwis L. Selph, Chairman of the Board, President and Chief Executive Officer of the Company, owned 100% of the stock of ESCO Transportation Inc. and received 875,000 shares of the Company's common stock in exchange for 100% of the common stock of ESCO Transportation Inc. Prior to ESCO Transportation Inc. becoming a wholly-owned subsidiary of the Company, Mr. Selph owned approximately 15.67% of the Company's outstanding common stock. Immediately after the transaction, Mr. Selph owned approximately 86.18% of the Registrant's outstanding common stock. On May 11, 1998, 4,000,000 shares of the Company's common stock were purchased by the Company for $1,198,000 or 29.95 cents per share, from a related party. This amount, including interest, will be paid over eight (8) years. As of May 14, 1998, the Company has paid a total of $113,000 toward this debt, bringing the balance to $1,085,000.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Ex-change Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, there-unto duly autho-rized.


                                                ESCO  TRANSPORTATION,  CO.


                                                ----------------------------
                                                Edwis  L.  Selph,  President

Date:  June  18,  1998
       ---------------

     In accordance with the Ex-change Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                                          Date:  June  18,  1998
                                                                 ---------------

---------------------------
Edwis  L.  Selph,  President
(Chief  Executive  Officer)


                                                          Date:  June  18,  1998
                                                               -----------------

---------------------------
Edwis  L.  Selph,  Jr.,
Secretary/Treasurer
(Chief  Financial  Officer)


                               INDEX TO FINANCIALS

CONTENTS
                                               PAGE
                                               ----

Independent Auditors' Report                     13

Balance Sheets                                   15

Statements of Income                             16

Statements of Changes in Stockholders' Equity    17

Statements of Cash Flows                         18

Notes to Financial Statements                    19

INDEPENDENT  AUDITORS'  REPORT


Board  of  Directors
ESCO  Transportation  Co.
Houston,  Texas


We have audited the accompanying balance sheets of ESCO Transportation Co., a Delaware Corporation (the Company), as of December 31, 1997 and 1996, and the related statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31,1997. These financial statements are the responsibility of the management of ESCO Transportation Co. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly in all material respects, the financial position of ESCO Transportation Co. as of December 31, 1997 and 1996 and the results of its operations and its cash flows for the three years then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 11 to the financial statements, the Company's significant operating loss raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


NULL  LAIRSON,  P.C.

Houston,  Texas
May  15,  1998

ESCO  TRANSPORTATION  CO.

BALANCE  SHEETS

DECEMBER  31,  1997  AND  1996

                                                                           1997         1996
                                                                       ------------  -----------
ASSETS
---------------------------------------------------------------------
CURRENT ASSETS

  Cash and cash equivalents                                            $    22,678   $   20,450
  Accounts receivable, net                                               1,020,799    1,181,377
  Notes receivable                                                                       25,015
  Current portion of prepaid expenses                                       36,597       36,711

  Other current assets                                                     224,460
                                                                       ------------  -----------
TOTAL CURRENT ASSETS                                                     1,304,534    1,263,553
                                                                       ------------  -----------

PROPERTY AND EQUIPMENT, net                                              9,100,489    5,049,147
                                                                       ------------  -----------
OIL AND GAS PROPERTIES , net                                                34,692       40,676
                                                                       ------------  -----------

PREPAID EXPENSES - net of current portion                                  101,097       93,128
                                                                       ------------  -----------
TOTAL ASSETS                                                           $10,540,812   $6,446,504
---------------------------------------------------------------------  ============  ===========


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

  Notes payable to stockholders                                        $    70,319   $  191,202
  Accounts payable  - trade                                                375,213      449,061
  Bank overdrafts                                                          280,715      261,470
  Accrued liabilities                                                      382,962       36,255
  Employee savings payable                                                  39,916
  Federal income tax payable                                                             54,806
  Current portion of long-term debt                                      1,807,738      926,911
                                                                       ------------  -----------

TOTAL CURRENT LIABILITIES                                                2,956,863    1,919,705

LONG-TERM DEBT - net of  current portion                                 6,645,188    3,818,498
DEFERRED INCOME TAXES                                                                    41,435
COMMITMENTS, (NOTE 6)

STOCKHOLDERS' EQUITY

  Common stock, $.0001 par value in 1997; 20,000,000 shares
   authorized in 1997 and 2,000,000 in 1996; issued and outstanding -
   12,176,760 in 1997 and 1,092,676 in 1996                                  1,218        1,093
  Paid-in capital                                                          863,818      363,943
  Retained earnings                                                         77,725      305,830
                                                                       ------------  -----------
                                                                           942,761      670,866
  Less treasury stock, at cost                                              (4,000)      (4,000)
---------------------------------------------------------------------  ------------  -----------
                                                                           938,761      666,866

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $10,540,812   $6,446,504
---------------------------------------------------------------------  ============  ===========

The  accompanying  notes  are  an  integral  part of these financial statements.

ESCO  TRANSPORTATION  CO.

STATEMENTS  OF  INCOME

YEARS  ENDED  DECEMBER  31,  1997,  1996  AND  1995

                                                       1997          1996         1995
                                                ------------  ------------  -----------
REVENUE
  Freight revenue                               $22,733,933   $17,835,418   $8,340,571
  Oil and gas revenue                                 8,055        15,125        9,737
                                                ------------  ------------  -----------

TOTAL REVENUE                                    22,741,988    17,850,543    8,350,308
                                                ------------  ------------  -----------

EXPENSES
  Cost of freight revenue                        15,916,496    12,804,457    5,666,679
  Related party cost of freight revenue                         3,990,666      424,153
  General administrative expenses                 5,146,071     4,058,928    2,117,823
  Depreciation and depletion                      1,064,098       382,872       86,385
                                                ------------  ------------  -----------
TOTAL EXPENSES                                   22,126,665    17,246,257    8,295,040
----------------------------------------------  ------------  ------------  -----------
  OPERATING INCOME                                  615,323       604,286       55,268

OTHER INCOME (EXPENSE)
  Interest income                                     1,713         5,745        6,840
  Other income                                       16,303         1,720        3,986
  Interest expense                                 (938,961)     (341,061)     (51,878)
                                                ------------  ------------  -----------
    Less on sale of assets                          (18,724)

                                                   (939,669)     (333,596)     (41,052)
                                                ------------  ------------  -----------
NET INCOME (LOSS) BEFORE INCOME TAXES              (324,346)      270,690       14,216
----------------------------------------------

Provision for income tax benefit(expense):
  Deferred                                                        (41,435)
  Current                                            96,241       (54,806)

NET INCOME (LOSS)                               $  (228,105)  $   174,449   $   14,216
----------------------------------------------  ============  ============  ===========

NET INCOME (LOSS) PER COMMON SHARE              $     (0.02)  $      0.16   $     0.01
----------------------------------------------  ============  ============  ===========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING    11,938,736     1,092,676    1,091,373
----------------------------------------------

The  accompanying  notes  are  an  integral  part of these financial statements.

ESCO  TRANSPORTATION  CO.

STATEMENTS  OF  CHANGES  IN  STOCKHOLDERS'  EQUITY

YEARS  ENDED  DECEMBER  31,  1997,  1996  AND  1995

                                                               ADDITIONAL
                                          COMMON STOCK           PAID-IN   RETAINED   TREASURY
                                   ---------------------------
                                      SHARES         AMOUNT      CAPITAL   EARNINGS    STOCK     TOTAL
                                   -------------  ------------  ---------  ---------  --------  ---------

Balance at January 1, 1995            1,089,176   $     1,089   $353,947   $ 117,165  $(4,000)  $468,201
                                   -------------  ------------  ---------  ---------  --------  ---------

Issuance of common stock                  3,500             4      9,996                          10,000
  (3,500 shares)
Net income                                                                    14,216              14,216
                                   -------------  ------------  ---------  ---------  --------  ---------
BALANCE AT                            1,092,676         1,093    363,943     131,381   (4,000)   492,417
 DECEMBER 31, 1995
Net income                                                                   174,449             174,449
                                   -------------  ------------  ---------  ---------  --------  ---------
BALANCE AT                            1,092,676         1,093    363,943     305,830   (4,000)   666,866
 DECEMBER 31, 1996
Ten (10) for one (1) stock split      9,834,084
Issuance of common stock              1,250,000           125    499,875                         500,000
Net income                                                      (228,105)                       (228,105)
                                   -------------  ------------  ---------  ---------  --------  ---------
BALANCE AT                           12,176,760   $     1,218   $ 863,818  $  77,725  $(4,000)  $938,761
 DECEMBER 31, 1997
                                   =============  ============  =========  =========  ========  =========

The  accompanying  notes  are  an  integral  part of these financial statements.

ESCO  TRANSPORTATION  CO.

STATEMENTS  OF  CASH  FLOWS

YEARS  ENDED  DECEMBER  31,  1997,  1996  AND  1995

                                                                           1997         1996         1995
                                                                        -----------  -----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                       $ (228,105)  $  174,449   $  14,216
Adjustment to reconcile net income to net cash provided by
operating activities
Depreciation and depletion                                               1,064,098      382,872      86,385
Allowance for bad debt expense                                             324,100      115,789      27,736
            (Gain) loss  on sale of equipment                               18,724         (425)
            Deferred income taxes                                                        41,435
Changes in operating assets and liabilities
(Increase) decrease in accounts receivable                                (163,523)    (541,097)   (284,778)
Decrease (increase) in prepaid expenses                                     (7,855)    (129,839)     11,800
Decrease (increase) in other assets                                       (224,460)
(Decrease) increase in accounts payable and accrued expenses               272,859       84,330     203,391
      (Decrease) increase in employee savings payable                       39,916
Increase (decrease) in federal income tax payable                          (54,806)      54,806     (12,516)
      Increase (decrease) in deferred income taxes payable                 (41,435)
                                                                        -----------  -----------  ----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                  999,513      182,320      46,234

CASH FLOWS FROM INVESTING ACTIVITIES

Loans made to contract haulers (notes receivable)                                                   (96,178)
Purchases of property and equipment                                        255,829     (108,490)   (153,945)
Payments received on notes receivable                                       25,015       36,912      34,251
      Sale of assets                                                        59,802        7,935

NET CASH USED BY INVESTING ACTIVITIES                                     (171,010)     (63,643)   (215,872)
                                                                        -----------  -----------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES

Financing of operations from bank overdraft                                 19,245      261,470
Proceeds from long-term debt and notes payable to stockholder                           251,847     500,000
Payments on long-term debt and notes payable to stockholders             1,345,520     (649,812)   (395,195)
Issuance of common stock                                                   500,000                   10,000
                                                                        -----------  -----------  ----------

NET CASH FLOWS PROVIDED (USED)                                            (826,275)    (136,495)    114,805
 BY FINANCING ACTIVITIES

NET INCREASE (DECREASE) IN                                                   2,228      (17,818)    (54,833)
CASH AND CASH EQUIVALENTS

Cash and cash equivalents balance at beginning of year                      20,450       38,268      93,101
                                                                        -----------  -----------  ----------

CASH AND CASH EQUIVALENTS                                               $   22,678   $   20,450   $  38,268
BALANCE AT END OF PERIOD

Supplemental schedule of non-cash investing and financing activities:
Debt incurred to purchase property and equipment                        $4,932,154   $4,365,431   $ 480,233
----------------------------------------------------------------------  ===========  ===========  ==========

The  accompanying  notes  are  an  integral  part of these financial statements.

ESCO  TRANSPORTATION  CO.

NOTES  TO  FINANCIAL  STATEMENTS

DECEMBER  31,  1997  AND  1996

1.     ORGANIZATION

ESCO Transportation Co., (the "Company") was incorporated under the name of Power Oil Company in 1916 in West Virginia. In 1992, the Company was reincorporated as a Delaware corporation. The Company changed its name from "Power Oil Company" to "ESCO Transportation Co." in 1994

ESCO Transportation, Inc. a wholly-owned subsidiary of ESCO Transportation Co., was incorporated on May 26, 1993 and acquired certain assets, liabilities and transportation contracts from ESCO Transportation (a Proprietorship) as of May 31, 1993.

On November 17, 1993, the Company's Board of Directors authorized a one-for-ten reverse stock split for all outstanding shares of its common stock. On December 14, 1993, Power Oil Company acquired all of the outstanding shares of ESCO Transportation, Inc. (ESCO) in exchange for the issuance of 875,000 shares of common stock. The stock of ESCO Transportation, Inc. was acquired as described in the plan and agreement of reorganization dated October 20, 1993 and is held as a wholly-owned subsidiary. For accounting purposes, ESCO was the acquiror. Accordingly, the merger was accounted for as a reverse acquisition on the "as if" pooling of interest basis. On November 14, 1994 the Company's Board of Directors voted to (1) change the name of the company from Power Oil Company to ESCO Transportation Co. and (2) institute a one-for-four reverse stock split on the Company's common stock.

The principal business of the Company is hauling freight on inter-connecting short hauls of containers shipments. The Company operates out of facilities in Houston, Texas; Ontario, California; Memphis, Tennessee and Springdale, Arkansas, with Houston being the home office.

2.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

Basis  of  Accounting
---------------------

Income and expenses are recorded on the accrual method of accounting for financial and federal income tax reporting purposes.

Use  of  Estimates
------------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ from these estimates. Management believes that the estimates are reasonable.

Revenue  Recognition
--------------------

Revenue  and  direct  costs  are  recognized  when  the  shipment  is completed.

2.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (continued)

Cash  and  cash  equivalents
----------------------------

For purposes of the statements of cash flows, the Company considers all cash on hand, cash in bank (demand deposits), savings accounts, cash held in brokerage accounts and highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.

Property  and  Equipment
------------------------

Property, plant and equipment, are carried at cost. Depreciation for financial reporting purposes has been computed on the straight-line method over the estimated useful lives of the assets which range from three to twenty years.

Accelerated methods of depreciation are used for computation of depreciation expense for income tax reporting purposes.

Oil  and  Gas  Properties
-------------------------

The Company accounts for its oil and gas exploration and development activities using the successful efforts method. Under this method of accounting, exploratory drilling costs which result in the discovery of proved reserves are capitalized. All other exploratory costs, including geological and geophysical costs, are expensed when incurred. Developmental costs, including development of dry holes, are capitalized when incurred.

Depletion of capitalized costs on producing properties is computed on a property-by-property basis utilizing the unit-of-production method. Depletion expense was $5,984 for 1997, $25,524 for 1996 and $16,549 for 1995.

Lease acquisition costs are capitalized when incurred. Leasehold impairment is recognized through a charge to operations if the lease expires or management decides to abandon the Company's interest.

When assets are retired, abandoned or otherwise disposed of, the related costs and accumulated depreciation are removed from the accounts, and gain or loss is included in income.

Income  Taxes
-------------

The Company uses the liability method of accounting for income taxes under which deferred tax assets and liabilities are recognized for deductible temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

2.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (continued)

Net  Income  Per  Share
-----------------------

Net income per common share is based on the weighted average number of shares outstanding during the year. The Company declared a one-for-four reverse stock split in 1994. All share and per share amounts have been adjusted to reflect the stock splits.

Concentrations  of  Credit  Risk
--------------------------------

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade accounts receivable. In the normal course of business the Company grants credit without collateral to customers. Consequently, the Company's ability to collect the amounts due from customers is affected by economic conditions.

Fair  Value  of  Financial  Instruments
---------------------------------------

The Company has a number of financial instruments, none of which are held for trading purposes. The Company estimates that the fair value of all financial instruments at December 31, 1996, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgement is necessarily required in interpreting market data to develop the estimates of fair value, and, accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

3.     ACCOUNTS  AND  NOTES  RECEIVABLE

Accounts  receivable  are  comprised  of  the  following:

                                       December 31,
                                       ------------
                                     1997         1996
                                  -----------  -----------
Receivables assigned to factor    $1,473,656   $1,496,572
Less advances from factor          1,262,094    1,289,413
                                  -----------  -----------
Due from Factor                      211,562      207,163
Unfactored accounts receivable     1,063,617      797,332
Accrued unbilled revenue             226,128      318,729
Employee advances                                  18,719
Allowances for doubtful accounts    (481,108)    (160,514)
                                  -----------  -----------
                                  $1,020,199   $1,181,377
                                  ===========  ===========

3.     ACCOUNTS  AND  NOTES  RECEIVABLE  (continued)

Pursuant to a factoring agreement, the Company's factoring agent acts as its factor for the majority of its receivables, which are assigned on a pre-approved basis subject to recourse. Interest is charged at the prime lending rate plus 5% per annum.

4.     PROPERTY  AND  EQUIPMENT

Property,  plant  and  equipment  consisted  of  the  following:

                                       December 31,
                                       ------------
                                   1997         1996
                               ------------  -----------

Land                           $   385,019   $  217,500
Buildings                          323,228      323,228
Office equipment                   210,338      162,983
Communications equipment           353,281       49,200
Furniture and fixtures              29,483       20,355
Trucks, tractors and trailers    9,310,188    4,787,608
-----------------------------  ------------  -----------
                                10,611,537    5,560,874
Less accumulated depreciation   (1,511,048)    (511,727)

                               $ 9,100,489   $5,049,147
                               ============  ===========

Depreciation expense for the years ended December 31, 1997, 1996 and 1995 was $1,058,114, $352,341 and $69,836 respectively.

5.     LONG-TERM  DEBT

The  Company's  long-term  debt was acquired to purchase property and equipment.
The  Company's  long-term     debt  consists  of  the  following  major classes:

Stockholder  Notes  Payables
----------------------------

Loans from stockholders were obtained to meet short-term needs. At present, these notes are non-interest bearing and unsecured.

Notes  Payables
---------------

Loans from banks and finance companies for the purchase of equipment. Most of these notes bear interest rates between 9.5% to 11.5% and are secured by the equipment purchased with them.

Capital  Leases  Payable
------------------------

The Company has entered into several lease agreements for equipment. These leases are classified as capital leases and the equipment is recognized under property and equipment and depreciated by the Company in accordance with its depreciation policy. The interest rate under these leases are between 7% to 12.3%. The leases are secured by the equipment acquired by them.

Mortgages  Payable
------------------

The Company has acquired three (3) pieces of property in Memphis, Tennessee; Springdale, Arkansas; and Houston, Texas. The mortgage to two of these properties are held by banks and the third by a limited partnership. The interest rates for these properties are between 8.0% to 9.5%. Each mortgage is secured by the property.

     The  following  schedule  summarizes  the  Company's  long-term  debt:

Stockholder notes payable                   $   70,319
Notes payable                                7,320,290
Capital leases payable (net present value)     639,664
Mortgages payable                              492,972
------------------------------------------  ----------
                                            $8,523,245
                                            ==========

Maturities  of  long  term  debt  are  as  follows:

1998        $1,878,057
1999         1,858,342
2000         2,078,726
2001         1,910,508
2002           645,014
Thereafter     182,598
            ----------
            $8,523,245
            ==========

6.     CONTRACTS  AND  COMMITMENTS

The Company leases equipment under noncancelable operating leases. The Company's minimum rental commitments under this noncancelable operating lease as of December 31, 1997, were as follows:

1998  $ 86,532
1999    65,141
2000    65,141
2001    65,141
      $281,955
      ========

7.     FEDERAL  INCOME  TAXES

At December 31, 1997 and 1996, the Company had net operating loss carryforwards for federal income tax purposes of approximately $201,000, which expire in years 2000 through 2009. The Company believes that as a result of previous changes in stock ownership, it underwent an ownership change as defined in Section 382 of the Internal Revenue Code, as amended. The net operating loss carryforwards were generated in the years prior to the ownership change. Therefore, the Company believes the net operating loss carryforwards available to offset taxable income of the Company each year following the change will be limited, but will not be lost. The amount of such a limitation is expected to be approximately $35,000 each year. However, because of uncertainties concerning allowableness of the loss carryforwards, a valuation allowance has been provided for the full amount of the deferred tax asset arising from such net operating loss carryforwards. The effective income tax rate varies from the statutory federal income tax rate due to certain expenses which primarily are not deductible for tax purposes.

8.     MAJOR  CUSTOMERS

Sales  to  major  customers  were  as  follows:


CUSTOMER  1997   1996   1995
--------  -----  -----  -----
A           17%    17%    31%
B           12%     8%    14%
C            9%     7%     0%
D           17%     6%     0%
E            2%     3%    10%
F            6%     5%     8%
          -----  -----  -----
 TOTAL      63%    46%    63%
--------  =====  =====  =====

9.     SUPPLEMENTAL  DISCLOSURES  OF  CASH  FLOW  INFORMATION

Supplemental  cash  flow  information:

                             December 31,
                --------------------------------
                         1997      1996     1995
                -------------  --------  -------
 Interest Paid  $     870,836  $341,061  $51,878
--------------  =============  ========  =======

10.     CONTINGENT  LIABILITIES

Due to the nature of the Company's business, it is defendant in various lawsuits. As of December 31, 1996 the Company had only one case pending against it. This matter involved personal injury to a driver. Though the outcome of this case could not be determined by the Company's attorneys, it is their belief that the Company could sustain losses in excess of $10,000 should the judgment favor the plaintiff.

11.     GOING  CONCERN

As shown in the accompanying financial statements, the Company has incurred a loss from operations, and has deficits in working capital, combined with a significant increase in debt associated with asset purchases. These factors raise substantial doubt about the Company's ability to continue as a going concern.

As discussed in Note 12, management has replaced its factoring company on terms more favorable to the Company. In addition, management has negotiated reductions in its operating expenses during the first quarter of 1998, including significant reductions in insurance costs. Management is also attempting to sell nonperforming assets, it has restructured its administrative staffing needs by centralizing certain administrative duties eliminating a number of administrative positions at its satellite offices, and it anticipates positive cash flow performance from its acquisition of Intermodal Logistics Corporation (as discussed in Note 12). Management believes that each of these changes which have been implemented, or are planning to be implemented, will provide for operating profits in the coming year and provide additional working capital allowing for it to continue as a going concern.

12.     SUBSEQUENT  EVENTS

The  following  subsequent  events  have  occurred  since  December  31,  1997:

On April 22, 1998 the Company assumed the operations of Intermodal Logistics Corporation ("ILC"). ILC was an intermodal carrier in the Memphis area. ILC also operated a container storage yard in Memphis. At the time of the takeover, ILC was generating approximately $6,000,000 per year in revenue.

Some  of  the  terms  of  the  agreement  were  as  follows:

     The company assumed ownership of a container lift as well as the corresponding debt of $96,000, both the title to the lift as well as the note were reassigned to the Company. Other than the railroad, the Company now owns the only container lift capable of lifting loaded containers in Memphis.

     In exchange for a non-compete agreement from the owner of ILC, the Company paid $100,000 and 200,000 shares in the Company's Section 144 stock.

     The Company covered ILC's bank overdraft of approximately $71,000.

     The Company assumed certain property leases previously held by ILC.

     The Company assumed ownership of a mobile office structure, as well as the corresponding note payable.

In late January, 1998, the Company opened a Dallas, Texas office. The Company is leasing a lot, and office space.

On March 5, 1998 the Company changed its accounts receivable factoring agent to achieve more favorable terms.

Other than the assets related to the assumption of ILC's operations, no major equipment purchases have taken place in 1998.

Effective January 1, 1998, 115,000 shares of Section 144 stock was issued to employees of the Company.

On May 11, 1998, 4,000,000 shares of the Company's common stock were purchased by the Company for $1,198,000 or 29.95 cents per share, from a related party. This amount, including interest, will be paid over eight (8) years. As of May 14, 1998, the Company has paid a total of $113,000 toward this debt, bringing the balance to $1,085,000.

The Company has leased, for its over the road operation, a new facility in Springdale, Arkansas. The facility includes 3,500 square feet of office space, a 20,000 square foot shop with twelve (12) bays and a truck wash, and five (5) acres of truck and trailer parking. The lease is for a term of six (6) years with an option to buy at any time.