Form 10QSB
period 1998-03-31
ESCO TRANSPORTATION CO
filed 1999-11-05
CIK 79839

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   (Mark One)
     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 For the fiscal quarter ended     March 31, 1998
                                                  --------------

                                       OR

     [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ____________ to ____________

                       Commission file number:     0-2882
                                                   ------

                             ESCO TRANSPORTATION CO.
                             -----------------------
             (Exact name of registrant as specified in its charter)

               DELAWARE                             55-0257510
    -------------------------------     ------------------------------------
    (State or other jurisdiction of     (I.R.S. Employer Identification no.)
     incorporation or organization)

            6505 HOMESTEAD
            HOUSTON, TEXAS                               77028
    ----------------------------------------           ----------
    (Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including area code:  (713) 635-1008
                                                     --------------

          Securities registered pursuant to Section 12 (b) of the Act:

                                      NONE

          Securities registered pursuant to Section 12 (g) of the Act:

                     Common Stock $ .001 par value per share
                     ---------------------------------------
                                 Title of class

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements  for  the  past  90  days.  Yes       No  X .(1)
                                             ---      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

       Common Stock, $ .001 Par Value                    12,477,612
       ------------------------------                    ----------
                 (Class)                    (Outstanding as of March 31, 1998)

The aggregate market value of the voting stock held by nonaffiliates of the Registrant on March 31, 1998 was approximately $4,117,612.

(1) Registrant is herewith contemporaneously with this filing now current in all reports required to be filed.

                                TABLE OF CONTENTS


PART I   FINANCIAL INFORMATION
Item 1.  Financial Statements                                                 Page
                                                                              ------

         Balance Sheets for the Three Months Ended March 31,
         1998 (unaudited) and for the Year Ended December 31, 1997 (audited)       3

         Statements of Income for the Three Months Ended
         March 31, 1998 (unaudited)  and 1997 (unaudited)                          4

         Statements of Stockholders' Equity for the Three Months
         Ended March 31, 1998 (unaudited)
                                                                                   5
         Statements of Cash Flows for the Three Months Ended
         March 31, 1998 (unaudited) and 1997 (unaudited)                           6

         Notes to the Financial Statements (unaudited)                        7 - 10

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                      11

PART II  OTHER INFORMATION

Item 1.  Recent Developments in Legal Proceedings                                 13

Item 2.  Changes in Securities                                                    14

Item 3.  Defaults upon Senior Securities                                          14

Item 4.  Submission of Matters to a Vote of Security Holders                      14

Item 5.  Other Information                                                        14

Item 6.  Exhibits and Reports in Form 8-K                                         14

         Signatures                                                               15


ESCO  TRANSPORTATION  CO.
Balance  Sheets

                                                March 31, 1998    December 31, 1997
                                               ----------------  -------------------
ASSETS                                           (Unaudited)          (Audited)
CURRENT ASSETS:
  Cash and Cash Equivalents                    $       162,955   $           22,678
  Accounts Receivable, Net of Allowance for
       Bad Debts of $481,108 in 1997 and
       $248,796 in 1998                              2,532,396            2,282,893
  Truck Maintenance Supplies                            15,328                    0
  Notes Receivable - Stockholders                       75,533               20,000
  Prepaid Expenses - Current                           149,823               36,597
  Other Current Assets                                  23,714              204,460
                                               ----------------  -------------------
            TOTAL CURRENT ASSETS                     2,959,749            2,566,628
                                               ----------------  -------------------

PROPERTY AND EQUIPMENT
  Property and Equipment                            10,636,759           10,611,537
  Less Accumulated Depreciation                     (1,848,958)          (1,511,048)
                                               ----------------  -------------------
                                                     8,787,801            9,100,489
                                               ----------------  -------------------

OTHER ASSETS
  Prepaid Insurance - Net of Current Portion            91,948              101,097
  Other Assets - Non Current                            37,463               34,692
                                               ----------------  -------------------
                                                       129,411              135,789
                                               ----------------  -------------------

TOTAL ASSETS                                   $    11,876,961   $       11,802,906
                                               ================  ===================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Notes Payable to Stockholders                $             0   $           70,319
  Accounts Payable - Trade                             572,125              375,213
  Bank Overdrafts                                      279,249              280,715
  Accrued and Other Liabilities                        495,377              422,878
  Amounts Due Factor                                 1,894,722            1,262,094
  Current Portion of Long-Term Debt                  1,807,738            1,807,738
                                               ----------------  -------------------
            TOTAL CURRENT LIABILITIES                5,049,211            4,218,957
                                               ----------------  -------------------

LONG-TERM DEBT - NET OF CURRENT PORTION              6,194,784            6,645,188

DEFERRED INCOME TAXES                                        0                    0

COMMITMENTS                                                  0                    0

STOCKHOLDERS' EQUITY
  Common Stock, $.0001 Par Value; 20,000,000
       Shares Authorized; 12,176,760 Shares
       Issued and Outstanding in 1997 and
       12,477,612 in 1998                                1,519                1,218
  Additional Paid-In Capital                           910,956              863,818
  Retained Earnings (Deficit)                         (275,509)              77,725
                                               ----------------  -------------------
                                                       636,966              942,761
  Less Treasury Stock, At Cost                          (4,000)              (4,000)
                                               ----------------  -------------------
            TOTAL STOCKHOLDERS' EQUITY                 632,966              938,761
                                               ----------------  -------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $    11,876,961   $       11,802,906
                                               ================  ===================


ESCO  TRANSPORTATION  CO.
Statements  of  Income
For the Three Months Ended March 31, 1998 and 1997

                                                    1998          1997
                                                ------------  ------------
                                                 (Unaudited)  (Unaudited)
REVENUE:
  Freight Revenue                               $ 5,819,735   $ 5,082,331
  Oil and Gas Revenue                                 1,464         2,566
                                                ------------  ------------
       TOTAL REVENUE                              5,821,199     5,084,897
                                                ------------  ------------

EXPENSES:
  Cost of Freight Revenue                         4,265,291     3,427,112
  General Administrative Expenses                 1,296,091     1,329,602
  Depreciation and Depletion                        337,909       173,913
                                                ------------  ------------
       TOTAL EXPENSES                             5,899,291     4,930,627
                                                ------------  ------------
       OPERATING INCOME                             (78,092)      154,270

OTHER INCOME (EXPENSE)
  Interest Income                                         8           786
  Other Income                                        3,000             0
  Interest Expense                                 (278,293)     (112,825)
  Gain (Loss) on Sale of Assets                         150             0
                                                ------------  ------------
                                                   (275,135)     (112,039)
                                                ------------  ------------
       NET INCOME (LOSS) BEFORE INCOME TAXES       (353,227)       42,231

  Income Tax                                              0        (6,334)
                                                ------------  ------------
       NET INCOME (LOSS)                        $  (353,227)  $    35,897
                                                ============  ============
  Net Income (Loss) Per Share                   $     (.028)  $      .003
                                                ============  ============
Weighted Average Number of Shares Outstanding    12,477,612    12,176,760


ESCO  TRANSPORTATION  CO.
Statements  of  Stockholders'  Equity
For the Three Months Ended March 31, 1998 (Unaudited)

                                                           Additional    Retained
                                                            Paid-In      Earnings   Treasury
                                      Common Stock           Capital    (Deficit)     Stock      Total
                               ---------------------------  ----------  ----------  ----------  --------
                                   Shares       Amount
                               ------------  -------------
Balance at December 31, 1997     12,176,760  $       1,218  $ 863,818   $  77,725   $(4,000)  $ 938,761
Correction                          174,352            174       (174)          0         0           0
Employee Stock Bonus                126,500            127     47,312           0         0      47,439
Net (Loss)                                0              0          0    (353,234)        0    (353,234)
                               ------------  -------------  ----------  ----------  --------  ----------
Balance at March 31, 1998        12,477,612  $       1,519  $ 910,956   $(275,509)  $(4,000)  $ 632,966
                               ============  =============  ==========  ==========  ========  ==========

ESCO  TRANSPORTATION  CO.
Statements  of  Cash  Flows
For the Three Months Ended March 31, 1998 and 1997


                                                1998          1997
                                            ------------  ------------
                                             (Unaudited)  (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Cash Provided by Operating Activities $   725,705   $  (148,303)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of Property and Equipment            (25,222)   (1,119,939)
  Other                                          (1,093)          (81)
                                            ------------  ------------

  Net Cash Used in Investing Activities         (26,315)   (1,120,020)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net Payments on Short-Term Debt               (64,709)        8,254
  Net Payments on Long-Term Debt               (494,404)      801,802
  Sale of Stock                                       0       500,000
                                            ------------  ------------

Net Cash Provided (Used) by Financing          (559,113)    1,310,056
  Activities                                ------------  ------------

Net Increase in Cash and Cash Equivalents       140,277        41,733


CASH AND CASH EQUIVALENTS, AT BEGINNING OF       22,678        20,450
  YEAR                                      ------------  ------------

CASH AND CASH EQUIVALENTS, AT END OF PERIOD $   162,955   $    62,183
                                            ============  ============

ESCO  TRANSPORTATION  CO.
Notes  to  the  Financial  Statements
March  31,  1998  (Unaudited)


Note  1  -  Interim  Financial  Statements
------------------------------------------

The accompanying unaudited financial statements of ESCO Transportation Co., (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations. However, the Company believes the disclosures contained herein are adequate to make the information presented not misleading. The financial statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to present fairly the Company's financial position and results of operations.

Note  2  -  Organization
------------------------

The Company was incorporated under the name of Power Oil Company in 1916 in West Virginia. In 1992, the Company was reincorporated as a Delaware corporation. The Company changed its name from "Power Oil Company to "ESCO Transportation Co." in 1994.

ESCO Transportation maintains two divisions with distinct transportation services offered by each. The Company's Intermodal division primarily hauls container and piggyback shipments between shipping locations and railroads or ports. This division operates out of facilities in Houston, Texas; Ontario, California; Memphis, Tennessee; and Dallas, Texas. The Company also maintains an Over-The-Road division that performs long haul services for numerous customers within the United States. The main office for this division is located in Springdale, Arkansas. The Company's corporate office is located in Houston, Texas.

Note  3  -  Summary  of  Significant  Accounting  Policies
----------------------------------------------------------

A.   Basis  of  Accounting
     ---------------------

     Income and expenses are recorded on the accrual method of accounting for financial and federal income tax reporting purposes.

B.   Use  of  Estimates
     ------------------

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ from these estimates. Management believes that the estimates are reasonable.

C.   Revenue  Recognition
     --------------------

     Revenue and direct costs are recognized when the shipment is completed.

ESCO  TRANSPORTATION  CO.
Notes  to  the  Financial  Statements
March  31,  1998  (Unaudited)


Note  3  -  Summary  of  Significant  Accounting  Policies  (Continued)
-----------------------------------------------------------------------

D.   Cash  and  Cash  Equivalents
     ----------------------------

     For purposes of the statements of cash flows, the Company considers all cash on hand, cash in bank (demand deposits), savings accounts, cash held in brokerage accounts and highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.

E.   Property  and  Equipment
     ------------------------

     Property and equipment are carried at cost. Depreciation for financial reporting purposes has been computed on the straight-line method over the estimated useful lives of the assets which range from three to twenty years.

     Accelerated   methods  of   depreciation   are  used  for   computation  of
     depreciation expense for income tax reporting purposes.

F.   Oil  and  Gas  Properties
     -------------------------

     The Company accounts for its oil and gas exploration and development activities using the successful efforts method. Under this method of accounting, exploratory drilling costs which result in the discovery of proved reserves are capitalized. All other exploratory costs, including geological and geophysical costs, are expensed when incurred. Development costs, including development of dry holes, are capitalized when incurred. The Company incurred no exploration and development costs during the three months ended March 31, 1998.

     Depletion of  capitalized  costs on producing  properties  is computed on a
     property-by-property   basis  utilizing  the   unit-of-production   method.
     Depletion expense was $1,496 for 1997 and $1,494 for 1998.

     Lease   acquisition   costs  are  capitalized   when  incurred.   Leasehold
     improvements are recognized through a charge to operations if the lease expires or management decides to abandon the Company's interest.

     When assets are retired, abandoned or otherwise disposed of, the related costs and accumulated depreciation are removed from the accounts, and gain or loss is included in income.

ESCO  TRANSPORTATION  CO.
Notes  to  the  Financial  Statements
March  31,  1998  (Unaudited)


Note  3  -  Summary  of  Significant  Accounting  Policies  (Continued)
-----------------------------------------------------------------------

G.   Income  Taxes
     -------------

     The Company uses the liability method of accounting for income taxes under which deferred tax assets and liabilities are recognized for deductible temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis.
     Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. For the three months ended March 31, 1998, net operating loss benefits were offset by a valuation allowance.

H.   Net  Income  Per  Share
     -----------------------

     Net income per common share is based on the weighted average number of shares outstanding during the year. The Company declared a one-for-four reverse stock split in 1994. The Company declared a one-for-ten forward stock split in 1996. All share and per share amounts have been adjusted to reflect the stock splits.

I.   Concentration  of  Credit  Risk
     -------------------------------

     Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade accounts receivable. In the normal course of business the Company grants credit without collateral to customers. Consequently, the Company's ability to collect the amounts due from customers is affected by economic conditions.

J.   Fair  Value  of  Financial  Instruments
     ---------------------------------------

     The Company has a number of financial instruments, none of which are held for trading purposes. The Company estimates that the fair value of all financial instruments at March 31, 1998 does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgement is necessarily required in interpreting market data to develop the estimates of fair value, and, accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in the current market exchange.

ESCO  TRANSPORTATION  CO.
Notes  to  the  Financial  Statements
March  31,  1998  (Unaudited)


Note  4  -  Property  and  Equipment
------------------------------------

Property  and  equipment  consists  of  the  following:

                                 Balance at    Balance at
Description                       3/31/98       12/31/97
------------------------------  ------------  ------------
Land                            $   385,019   $   385,019
Buildings and Improvements          336,782       323,228
Office Equipment                    221,356       210,338
Communications Equipment            353,281       353,281
Furniture and Fixtures               30,133        29,483
Trucks, Tractors, and Trailers    9,145,654     9,145,654
Yard Equipment                      164,534       164,534
                                ------------  ------------
                                 10,636,759    10,611,537
Less Accumulated Depreciation    (1,848,958)   (1,511,048)
                                ------------  ------------
                                $ 8,787,801   $ 9,100,489
                                ============  ============

Note  5  -  Long-Term  Debt  and  Financing  Arrangements
---------------------------------------------------------

Pursuant to a factoring agreement, the Company factors all of its accounts receivable. The Company purchases all factored accounts receivable over ninety days old and the factor withholds are reserved of 10% of the uncollected and unrepurchased accounts. The factor has a security interest in accounts receivable purchased and the Company's obligation to the factor is guaranteed by the majority shareholder who is also an officer and another office of the Company.

Due primarily to the repurchase feature of the factoring agreement, the Company accounts for the factored accounts receivable as a secured borrowing rather than a sale. Many receivables are not collected within ninety days and have to be repurchased by the Company. As of March 31, 1998, the total amount due to the factor is $1,894,722.

The following schedule summarizes the Company's long-term debt and capital leases.

                                          Balance at
            Description                     3/31/98
----------------------------------------  -----------
Stockholder Notes Payable                 $         0
Notes Payable and Capital Leases Payable    8,002,522
                                          -----------
                                          $ 8,002,522
                                          ===========

ITEM  2.     Management's  Discussion  and  Analysis  or  Plan  of  Operation


OVERVIEW
--------

During the first quarter of 1998, ESCO Transportation began to implement changes in the Company's administrative processes in an effort to improve profitability. Most of these changes were completed by the end of the quarter; however, management believes the impact of these changes will not be reflected in the Company's financial statements until the later quarters of 1998.

Some  of  the  more  significant  changes  were  as  follows:

The Company completed a factoring agreement with Commercial Billing Services Inc. of Decatur, Alabama, an affiliate of Compass Bank. Under this arrangement, the effective rate for the cost of funds will be reduced and management anticipates substantial savings. This agreement also automates the information transfer process that should reduce administrative costs.

The Company also discontinued discounting invoices for two of the Company's larger customers which should result in net savings to the Company.

Also during the first quarter of 1998, the Company began aggressively collecting delinquent receivables. While most of these collected funds will not become available until the second quarter of 1998, all indications are that the Company can expect improved cashflow as a result of these collections.

By the end of the first quarter, the Company had already experienced an improvement in its cash and payable positions relative to the previous quarter. The Company fully intends to continue its strategy of cost reduction as well as revenue enhancement to further improve the Company's overall financial position.

The Company's Board of Directors has decided during this first quarter of 1998 to acquire the operations of a Tennessee corporation, Intermodal Logistics Company, Inc. (ILC), which should facilitate its expanding market in the mid-Southern states. ILC was acquired for a total purchase price of $337,900 in April 1998 with a combination of cash, debt assumption, and stock. The acquisition was accounted for as a purchase.

The Board of Directors has directed the Company's management to additionally review various alternate bids for insurance companies to control rising costs of insurance. The containment of insurance costs will directly results in net savings to the Company.

ITEM  2.     Management's  Discussion  and  Analysis  or  Plan  of  Operation
(Continued)


SAFE  HARBOR
------------

This report on Form 10-Q or 10-QSB (the Report) contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Investors are cautioned that all forward-looking statements necessarily involve risks and uncertainty, including, without limitation, the risk of a significant natural disaster, the expansion or contraction in its various lines of business, the impact of inflation, the impact of Year 2000 issues, the ability of the Company to meet its debt obligation, changing licensing requirements and regulations in the United States pertinent to its business, the ability of the Company to expand its businesses, the effect of pending or future acquisitions as well as acquisitions which have recently been consummated, general market conditions, competition, licensing and pricing. All statements, other than statements of historical facts, included or incorporated by reference in the Report that address activities, events or developments that the Company expects or anticipates will or may occur in the future, including, without limitation, such things as future capital expenditures (including the amount and nature thereof), business strategy and measures to implement such strategy, competitive strengths, goals, expansion, and growth of the Company's businesses and operations, plans, references to future success, as well as other statements which includes words such as "anticipate," "believe," "plan," "estimate," "expect," and "intend" and other similar expressions, constitute forward-looking statements. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could over time prove to be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Report will themselves prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

PART  II.     OTHER  INFORMATION

ITEM  1.     Recent  Developments  in  Legal  Proceedings


As of the date of filing hereof, October 18, 1999, ESCO Transportation is involved in the following litigation:

Case No. EDVC 98-22ORT (VAPx); Intercargo Insurance Co. v. Burlington Northern Santa Fe Railroad, it al.; In the U.S. District Court, Central District of California.

     Intercargo Insurance Company is suing multiple defendants because a load it insured was misdelivered at the railyard to persons who stole the merchandise. Defendant Burlington Northern & Santa Fe Railway has cross-claimed against multiple other defendants, including ESCO Transportation, for indemnity. ESCO Transportation never had custody or control of the stolen merchandise. ESCO Transportation has answered both Intercargo's claim and Burlington's cross-claim. ESCO Transportation seeks its reasonable and necessary defense costs by asserting that the actions were not brought with reasonable cause and in the good faith belief that there is a justifiable controversy under the facts and law. ESCO Transportation is seeking a dismissal of the claims against it. There is currently a mandatory settlement conference scheduled for October 18, 1999 at which Company management will be present.

     The Company's management does not believe that this litigation will have any material impact on the Company's business.

Case No. 98-0840-1; Pacific Business Capital Corp v. ESCO Transportation Co. and Michael Till, Individually; in the Chancery Court of Shelby, Tennessee.

     Pacific Business sued ESCO Transportation and Mike Till in an attempt to enforce a security interest it holds in some property of Intermodal Logistics Co. ESCO Transportation took over the operations of Intermodal, which is more fully described in the 1997 10K previously filed with the SEC. The security interest granted Pacific Business by Intermodal concerns chattel paper, mainly receivables and right to receivables. The agreement between ESCO Transportation and Intermodal specifically excludes receivables due and owing prior to the date of the agreement, and Intermodal retained all rights to those funds. It is ESCO Transportation's and Mike Till's position that they have not violated any security interest Pacific Business may have; ESCO Transportation and Mike Till seek dismissal as expeditiously as possible.

     The Company's management does not believe that this litigation will have any material impact on the Company's business.

ITEM  2.     Changes  in  Securities  -  NONE

ITEM  3.     Defaults  Upon  Senior  Securities  -  NONE

ITEM  4.     Submission  of  Matters  to  a  Vote  of  Security  Holders  - NONE

ITEM  5.     Other  Information  -  NONE

ITEM  6.     Exhibits  and  Reports  of  Form  8-K  -  NONE

                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

ESCO  Transportation  Co.


________________________________               ______________________________
Edwis  L.  Selph,  Sr.                         Date
President/Chief Executive Officer


________________________________               ______________________________
Edwis  L.  Selph,  Jr.                         Date
Secretary/Treasurer