Form 10QSB
period 1998-06-30
ESCO TRANSPORTATION CO
filed 1999-11-05
CIK 79839

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   (Mark One)
    [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 For the fiscal quarter ended     June 30, 1998
                                                  -------------

                                       OR

    [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from          to

                       Commission file number:     0-2882
                                                   ------

                             ESCO TRANSPORTATION CO.
                             -----------------------
             (Exact name of registrant as specified in its charter)

               DELAWARE                              55-0257510
     ------------------------------     ------------------------------------
    (State or other jurisdiction of     (I.R.S. Employer Identification no.)
    incorporation or organization)

               6505 HOMESTEAD
               HOUSTON, TEXAS                           77028
     --------------------------------------           --------
    (Address of principal executive offices)         (Zip Code)

Registrant's telephone number, including area code:  (713) 635-1008
                                                     ---------------

          Securities registered pursuant to Section 12 (b) of the Act:

                                      NONE

          Securities registered pursuant to Section 12 (g) of the Act:

                     Common Stock $ .001 par value per share
                     ---------------------------------------

                                 Title of class
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements  for  the  past  90  days.  Yes  X     No.
                                             ---        ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

     Common Stock, $ .001 Par Value                 12,494,739
     ------------------------------                 ----------
                (Class)                 (Outstanding as of June 30, 1998)

The aggregate market value of the voting stock held by nonaffiliates of the Registrant on June 30, 1998 was approximately $6,622,212.

                                  TABLE OF CONTENTS


PART I                          FINANCIAL INFORMATION

Item 1.  Financial Statements                                                 Page
                                                                              ------

         Balance Sheets for the Three Months Ended June 30,
         1998 (unaudited) and for the Year Ended December 31, 1997 (audited)       3

         Statements of Income for the Three Months Ended
         June 30, 1998 (unaudited)  and 1997 (unaudited)                           4

         Statements of Stockholders' Equity for the Three Months
         Ended June 30, 1998 (unaudited)
                                                                                   5
         Statements of Cash Flows for the Three Months Ended
         June 30, 1998 (unaudited) and 1997 (unaudited)                            6

         Notes to the Financial Statements (unaudited)                        7 - 10

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                      11

PART II  OTHER INFORMATION

Item 1.  Recent Developments in Legal Proceedings                                 13

Item 2.  Changes in Securities                                                    13

Item 3.  Defaults upon Senior Securities                                          13

Item 4.  Submission of Matters to a Vote of Security Holders                      13

Item 5.  Other Information                                                        13

Item 6.  Exhibits and Reports in Form 8-K                                         13

         Signatures                                                               14


ESCO  TRANSPORTATION  CO.
Balance  Sheet

                                                June 30, 1998    December 31, 1997
                                               ---------------  -------------------
ASSETS                                           (Unaudited)         (Audited)
CURRENT ASSETS:
  Cash and Cash Equivalents                    $      151,924   $           22,678
  Accounts Receivable, Net of Allowance for
       Bad Debts of $481,108 in 1997 and
       $474,376 in 1998                             2,963,333            2,282,893
  Truck Maintenance Supplies                           27,159                    0
  Notes Receivable - Stockholders                      49,810               20,000
  Prepaid Expenses - Current                          121,516               36,597
  Other Current Assets                                 38,956              204,460
                                               ---------------  -------------------
            TOTAL CURRENT ASSETS                    3,352,698            2,566,628
                                               ---------------  -------------------

PROPERTY AND EQUIPMENT
  Property and Equipment                           10,482,872           10,611,537
  Less Accumulated Depreciation                    (2,155,220)          (1,511,048)
                                               ---------------  -------------------
                                                    8,327,652            9,100,489
                                               ---------------  -------------------

OTHER ASSETS
  Prepaid Insurance - Net of Current Portion           82,798              101,097
  Other Assets - Non Current                          224,612               34,692
                                               ---------------  -------------------
                                                      307,410              135,789
                                               ---------------  -------------------
TOTAL ASSETS                                   $   11,987,760   $       11,802,906
                                               ===============  ===================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Notes Payable to Stockholders                $            0   $           70,319
  Accounts Payable - Trade                            586,364              375,213
  Bank Overdrafts                                     309,897              280,715
  Accrued and Other Liabilities                       510,453              422,878
  Amounts Due Factor                                2,746,653            1,262,094
  Current Portion of Long-Term Debt                 1,769,623            1,807,738
                                               ---------------  -------------------
            TOTAL CURRENT LIABILITIES               5,922,990            4,218,957

LONG-TERM DEBT - NET OF CURRENT PORTION             5,582,627            6,645,188

DEFERRED INCOME TAXES                                       0                    0

COMMITMENTS                                                 0                    0
                                               ---------------  -------------------
            TOTAL LIABILITIES                      11,505,617           10,864,145
                                               ---------------  -------------------

STOCKHOLDERS' EQUITY
  Common Stock, $.0001 Par Value; 20,000,000
       Shares Authorized; 12,176,760 Shares
       Issued and Outstanding in 1997 and
       12,494,739 in 1998                               1,569                1,218
  Additional Paid-In Capital                          931,906              863,818
  Retained Earnings (Deficit)                        (278,841)              77,725
                                               ---------------  -------------------
                                                      654,634              942,761
  Less Treasury Stock, At Cost                         (4,000)              (4,000)
                                               ---------------  -------------------
                                                      650,634              938,761
  Less Note Receivable from Shareholder              (168,491)                   0
                                               ---------------  -------------------
            TOTAL STOCKHOLDERS' EQUITY                482,143              938,761
                                               ---------------  -------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $   11,987,760   $       11,802,906
                                               ===============  ===================


ESCO  TRANSPORTATION  CO.
Statements  of  Income
For the Three and Six Months Ended June 30, 1998 and 1997

                                                   FOR THE THREE MONTHS        FOR THE SIX MONTHS
                                                       ENDED JUNE 30               ENDED JUNE 30
                                                    1998          1997          1998          1997
                                                ------------  ------------  ------------  ------------
                                                 (Unaudited)   (Unaudited)   (Unaudited)   (Unaudited)
REVENUE:
  Freight Revenue                               $ 6,731,585   $ 5,986,562   $12,551,320   $11,068,893
  Oil and Gas Revenue                                 1,116         1,818         2,580         4,384
                                                ------------  ------------  ------------  ------------
       TOTAL REVENUE                              6,732,701     5,988,380    12,553,900    11,073,277
                                                ------------  ------------  ------------  ------------

EXPENSES:
  Cost of Freight Revenue                         4,857,425     4,025,473     9,122,722     7,452,585
  General Administrative Expenses                 1,285,575     1,441,820     2,581,667     2,771,422
  Depreciation and Depletion                        338,888       241,793       676,797       415,706
                                                ------------  ------------  ------------  ------------
       TOTAL EXPENSES                             6,481,888     5,709,086    12,381,186    10,639,713
                                                ------------  ------------  ------------  ------------
       OPERATING INCOME                             250,813       279,294       172,714       433,564

OTHER INCOME (EXPENSE)
  Interest Income                                     1,733           361         1,741         1,147
  Other Income                                        8,700             0        11,700             0
  Interest Expense                                 (344,703)     (135,436)     (622,996)     (248,261)
  Gain (Loss) on Sale of Assets                      80,125             0        80,275             0
                                                ------------  ------------  ------------  ------------
                                                   (254,145)     (135,075)     (529,280)     (247,114)
                                                ------------  ------------  ------------  ------------
       NET INCOME (LOSS) BEFORE INCOME TAXES         (3,332)      144,219      (356,566)      186,450

  Income Tax                                              0        (6,334)            0             0
                                                ------------  ------------  ------------  ------------
       NET INCOME (LOSS)                        $    (3,332)  $   150,553   $  (356,566)  $   186,450
                                                ============  ============  ============  ============
  Net Income (Loss) Per Share                   $    (0.000)  $     0.012   $    (0.029)  $     0.015
                                                ============  ============  ============  ============
Weighted Average Number of Shares Outstanding    12,511,678    12,176,760    12,494,739    12,176,760


ESCO  TRANSPORTATION  CO.
Statements  of  Stockholders'  Equity
For the Six Months Ended June 30, 1998 (Unaudited)

                                                                                           Note
                                                      Additional  Retained              Receivable
                                                        Paid-In   Earnings   Treasury      From
                                      Common Stock      Capital   (Deficit)    Stock    Shareholder   Total
                                   ------------------  --------  ----------  ---------  ----------  ----------
                                     Shares    Amount
                                   ----------  ------
Balance at December 31, 1997       12,176,760  $1,218  $863,818   $  77,725   $(4,000)  $       0   $ 938,761
Correction                            174,352     174      (174)          0         0           0           0
Employee Stock Bonus                  126,500     127    47,312           0         0           0      47,439
Memphis Acquisition                    50,000      50    20,950           0         0           0      21,000
Note receivable from Shareholder            0       0         0           0         0    (168,491)   (168,491)
Net (Loss)                                  0       0         0    (356,566)        0           0    (356,566)
                                   ----------  ------  ---------  ----------  --------  ----------  ----------
Balance at June 30, 1998           12,527,612  $1,569  $931,906   $(278,841)  $(4,000)  $(168,491)  $ 482,143
                                   ==========  ======  =========  ==========  ========  ==========  ==========


ESCO  TRANSPORTATION  CO.
Statements  of  Cash  Flows
For  the  Six  Months  Ended  June  30,  1998  and  1997

                                                       1998          1997
                                                   ------------  ------------
                                                    (Unaudited)  (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Cash Provided by Operating Activities        $ 1,457,427   $   369,094

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of Property and Equipment                   (44,228)   (3,015,683)
  Loans Made                                                 0       (78,870)
  Procceds from Sale of Property and Equipment         220,903        57,304
  Shareholder Advance                                 (198,301)            0
  Purchase Non- Compete  Agreement                    (135,560)            0
                                                   ------------  ------------

  Net Cash Used in Investing Activities               (157,186)   (3,037,249)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net Payments on Short-Term Debt                      (70,319)     (182,948)
  Net Payments on Long-Term Debt                    (1,100,676)     (517,738)
  Proceeds from Long-Term Debt                               0     2,868,541
  Sale of Stock                                              0       500,000
                                                   ------------  ------------

Net Cash Provided (Used) by Financing Activities    (1,170,995)    2,667,855
                                                   ------------  ------------

Net Increase in Cash and Cash Equivalents              129,246          (300)


CASH AND CASH EQUIVALENTS, AT BEGINNING OF YEAR         22,678        20,450
                                                   ------------  ------------

CASH AND CASH EQUIVALENTS, AT END OF PERIOD        $   151,924   $    20,150
                                                   ============  ============

ITEM  1.    Financial  Statements

ESCO  TRANSPORTATION  CO.
Notes  to  the  Financial  Statements
June  30,  1998  (Unaudited)


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

C.   Revenue  Recognition
     --------------------

     Revenue and direct costs are recognized when the shipment is completed.

ESCO  TRANSPORTATION  CO.
Notes  to  the  Financial  Statements
June  30,  1998  (Unaudited)


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

F.   Oil  and  Gas  Properties
     -------------------------

     The Company accounts for its oil and gas exploration and development activities using the successful efforts method. Under this method of accounting, exploratory drilling costs which result in the discovery of proved reserves are capitalized. All other exploratory costs, including geological and geophysical costs, are expensed when incurred. Development costs, including development of dry holes, are capitalized when incurred. The Company incurred no exploration and development costs during the six months ended June 30, 1998.

     Depletion of  capitalized  costs on producing  properties  is computed on a
     property-by-property   basis  utilizing  the   unit-of-production   method.
     Depletion expense was $2,992 for 1997 and $2,988 for 1998.

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

ESCO  TRANSPORTATION  CO.
Notes  to  the  Financial  Statements
June  30,  1998  (Unaudited)


Note  3  -  Summary  of  Significant  Accounting  Policies  (Continued)
-----------------------------------------------------------------------

G.   Income  Taxes
     -------------

     The Company uses the liability method of accounting for income taxes under which deferred tax assets and liabilities are recognized for deductible temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis.
     Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. For the six months ended June 30, 1998, net operating loss benefits were offset by a valuation allowance.

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

J.   Fair  Value  of  Financial  Instruments
     ---------------------------------------

     The Company has a number of financial instruments, none of which are held for trading purposes. The Company estimates that the fair value of all financial instruments at June 30, 1998 does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgement is necessarily required in interpreting market data to develop the estimates of fair value, and, accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in the current market exchange.

ESCO  TRANSPORTATION  CO.
Notes  to  the  Financial  Statements
June  30,  1998  (Unaudited)


Note  4  -  Property  and  Equipment
------------------------------------

Property  and  equipment  consists  of  the  following:

                                 Balance at    Balance at
Description                       6/30/98       12/31/97
------------------------------  ------------  ------------
Land                            $   267,519   $   385,019
Buildings and Improvements          197,053       323,228
Office Equipment                    231,153       210,338
Communications Equipment            356,869       353,281
Furniture and Fixtures               30,133        29,483
Trucks, Tractors, and Trailers    9,145,654     9,145,654
Yard Equipment                      254,491       164,534
                                ------------  ------------
                                 10,482,872    10,611,537
Less Accumulated Depreciation    (2,155,220)   (1,511,048)
                                              ------------
                                $ 8,327,652   $ 9,100,489
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

Due primarily to the repurchase feature of the factoring agreement, the Company accounts for the factored accounts receivable as a secured borrowing rather than a sale. Many receivables are not collected within ninety days and have to be repurchased by the Company. As of June 30, 1998, the total amount due to the factor is $2,746,653.

The following schedule summarizes the Company's long-term debt and capital leases.

                                          Balance at
Description                                 6/30/98
----------------------------------------  -----------
Stockholder Notes Payable                 $         0
Notes Payable and Capital Leases Payable    7,352,250
                                          -----------
                                          $ 7,352,250
                                          ===========

ITEM  2.     Management's  Discussion  and  Analysis  or  Plan  of  Operation


OVERVIEW
--------

During the second quarter of 1998, the Company ended in a much more positive note than several previous quarters. The Company saw increases in revenue and improved profitability over the first quarter plus the Company paid most suppliers to within thirty days. The improvements in cashflow and profitability were primarily due to the restructuring of the Company's receivables financing and the reduction of administrative costs through the Company's ongoing effort to automate administration.

Quarterly revenue from trucking operations was up $837,000 or 13.9% as compared to the previous year. The increase in revenue is due mostly to the Company's increase in freight volume within its Dallas, Texas and Memphis, Tennessee operations.

The Company paid a combination of cash and stock totaling $363,000 to Andy Freidel, the owner of Intermodal Logistics Company, Inc. for a two year noncompete agreement within the intermodal transportation industry and access to business relationships in Memphis, Tennessee. As a result of this agreement, the Company was able to significantly expand its operation in Memphis, Tennessee.

The Company also worked to expand its Dallas, Texas operation. Plans were begun to transfer key personnel from the Company's Houston, Texas office in order to maximize growth and profitability in the Dallas, Texas region.

The Company began preparing to sell off its vacant Houston, Texas and Memphis, Tennessee properties.

The Company's Truckload Division expanded operations in April 1998 by acquiring a new office and an eight bay shop for performing maintenance of its fleet dispatched out of Springdale, Arkansas.

The Board of Directors voted to purchase 4,000,000 shares of Company stock owned by a shareholder's spouse for a promissory note of $1,000,000 and retire these shares as treasury. The Company's promissory note was guaranteed by the shareholder. The spouse has no voting rights or otherwise in the Company's stock.

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

PART  II.    OTHER  INFORMATION

ITEM  1.     Recent  Developments  in  Legal  Proceedings

The Company's two litigation matters were previously referenced in the Form 10-QSB dated March 31, 1998 and its statements are incorporated herein by reference.

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

ESCO  Transportation  Co.


_______________________________               ______________________________
Edwis  L.  Selph,  Sr.                        Date
President/Chief Executive Officer


_______________________________               ______________________________
Edwis  L.  Selph,  Jr.                        Date
Secretary/Treasurer