Form 10QSB
period 1998-09-30
ESCO TRANSPORTATION CO
filed 1999-11-05
CIK 79839

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   (Mark One)
    [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

               For the fiscal quarter ended     September 30, 1998
                                                ------------------

                                       OR

    [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from          to

                       Commission file number:     0-2882
                                                   ------

                             ESCO TRANSPORTATION CO.
                             -----------------------
             (Exact name of registrant as specified in its charter)

               DELAWARE                               55-0257510
     ------------------------------     ------------------------------------
    (State or other jurisdiction of     (I.R.S. Employer Identification no.)
     incorporation or organization)

                6505 HOMESTEAD
                HOUSTON, TEXAS                           77028
    ---------------------------------------             --------
    (Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including area code:  (713) 635-1008
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
                                             ---        ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

      Common Stock, $ .001 Par Value                   12,505,817
     ------------------------------                     ----------
                  (Class)                 (Outstanding as of September 30, 1998)

The aggregate market value of the voting stock held by nonaffiliates of the Registrant on September 30, 1998 was approximately $5,877,734.

                                  TABLE OF CONTENTS


PART I                          FINANCIAL INFORMATION

Item 1.  Financial Statements                                                 Page
                                                                              ------

         Balance Sheets for the Three Months Ended September 30,
         1998 (unaudited) and for the Year Ended December 31, 1997 (audited)       3

         Statements of Income for the Three Months Ended
         September 30, 1998 (unaudited)  and 1997 (unaudited)                      4

         Statements of Stockholders' Equity for the Three Months
         Ended September 30, 1998 (unaudited)
                                                                                   5
         Statements of Cash Flows for the Three Months Ended
         September 30, 1998 (unaudited) and 1997 (unaudited)                       6

         Notes to the Financial Statements (unaudited)                        7 - 10

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                      11

PART II  OTHER INFORMATION

Item 1.  Recent Developments in Legal Proceedings                                 12

Item 2.  Changes in Securities                                                    12

Item 3.  Defaults upon Senior Securities                                          12

Item 4.  Submission of Matters to a Vote of Security Holders                      12

Item 5.  Other Information                                                        12

Item 6.  Exhibits and Reports in Form 8-K                                         12

         Signatures                                                               13


ESCO  TRANSPORTATION  CO.
Balance  Sheet


                                                September 30,1998    December 31,1997
                                               -------------------  ------------------
ASSETS                                             (Unaudited)          (Audited)
CURRENT ASSETS:
  Cash and Cash Equivalents                    $          212,530   $          22,678
  Accounts Receivable, Net of Allowance for
       Bad Debts of $481,108 in 1997 and
       $540,740 in 1998                                 3,570,824           2,282,893
  Truck Maintenance Supplies                               79,556                   0
  Notes Receivable - Stockholders                         109,722              20,000
  Prepaid Expenses - Current                              119,942              36,597
  Other Current Assets                                     39,172             204,460
                                               -------------------  ------------------
            TOTAL CURRENT ASSETS                        4,131,746           2,566,628
                                               -------------------  ------------------

PROPERTY AND EQUIPMENT
  Property and Equipment                               10,539,312          10,611,537
  Less Accumulated Depreciation                        (2,492,675)         (1,511,048)
                                               -------------------  ------------------
                                                        8,046,637           9,100,489
                                               -------------------  ------------------

OTHER ASSETS
  Prepaid Insurance - Net of Current Portion               73,649             101,097
  Other Assets - Non Current                              217,253              34,692
                                               -------------------  ------------------
     Total Other Assets                                   290,902             135,789
                                               -------------------  ------------------
TOTAL ASSETS                                   $       12,469,285   $      11,802,906
                                               ===================  ==================
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Notes Payable to Stockholders                $                0   $          70,319
  Accounts Payable - Trade                                496,996             375,213
  Bank Overdrafts                                          10,167             280,715
  Accrued and Other Liabilities                           412,512             422,878
  Amounts Due Factor                                    4,153,002           1,262,094
  Current Portion of Long-Term Debt                     1,665,466           1,807,738
                                               -------------------  ------------------
            TOTAL CURRENT LIABILITIES                   6,738,143           4,218,957

LONG-TERM DEBT - NET OF CURRENT PORTION                 5,274,900           6,645,188

DEFERRED INCOME TAXES                                           0                   0

COMMITMENTS                                                     0                   0
                                               -------------------  ------------------
TOTAL LIABILITIES                                      12,013,043          10,864,145
                                               -------------------  ------------------

STOCKHOLDERS' EQUITY
  Common Stock, $.0001 Par Value; 20,000,000
       Shares Authorized; 12,527,612 Shares
       Issued and Outstanding in 1997 and
       12,505,817 in 1998                                   1,569               1,218
  Additional Paid-In Capital                              931,906             863,818
  Retained Earnings (Deficit)                            (238,492)             77,725
                                               -------------------  ------------------
                                                          694,983             942,761
  Less Note Receivable from Shareholder                  (234,741)                  0
                                               -------------------  ------------------
                                                          460,242             942,761
  Less Treasury Stock, At Cost                             (4,000)             (4,000)
                                               -------------------  ------------------
            TOTAL STOCKHOLDERS' EQUITY                    456,242             938,761
                                               -------------------  ------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $       12,469,285   $      11,802,906
                                               ===================  ==================


ESCO  TRANSPORTATION  CO.
Statements  of  Income
For the Three and Nine Months Ended September 30, 1998 and  1997


                                                  FOR THE THREE MONTHS        FOR THE NINE MONTHS
                                                   ENDED SEPTEMBER 30           ENDED SEPTEMBER 30
                                                    1998          1997          1998          1997
                                                ------------  ------------  ------------  ------------
                                                 (Unaudited)   (Unaudited)   (Unaudited)  (Unaudited)
REVENUE:
  Freight Revenue                               $ 7,198,575   $ 5,726,651   $19,749,895   $16,795,544
  Oil and Gas Revenue                                 1,260         1,718         3,840         6,102
                                                ------------  ------------  ------------  ------------
       TOTAL REVENUE                              7,199,835     5,728,369    19,753,735    16,801,646
                                                ------------  ------------  ------------  ------------

EXPENSES:
  Cost of Freight Revenue                         5,102,517     3,771,010    14,225,239    11,223,595
  General Administrative Expenses                 1,342,645     1,604,581     3,924,312     4,376,003
  Depreciation and Depletion                        388,314       315,913     1,065,111       731,619
                                                ------------  ------------  ------------  ------------
       TOTAL EXPENSES                             6,833,476     5,691,504    19,214,662    16,331,217
                                                ------------  ------------  ------------  ------------
       OPERATING INCOME                             366,359        36,865       539,073       470,429

OTHER INCOME (EXPENSE)
  Interest Income                                     3,038           293         4,779         1,440
  Other Income                                            0             0        11,700             0
  Interest Expense                                 (347,705)     (192,169)     (970,701)     (440,430)
  Gain (Loss) on Sale of Assets                      18,657             0        98,932             0
                                                ------------  ------------  ------------  ------------
     Total Other Income                            (326,010)     (191,876)     (855,290)     (438,990)
                                                ------------  ------------  ------------  ------------
       NET INC. (LOSS) BEFORE TAXES                  40,349      (155,011)     (316,217)       31,439

  Income Tax                                              0             0             0             0
                                                ------------  ------------  ------------  ------------

       NET INCOME (LOSS)                        $    40,349   $  (155,011)  $  (316,217)  $    31,439
                                                ============  ============  ============  ============

  Net Income (Loss) Per Share                   $     0.003   $    (0.013)  $    (0.025)  $     0.003
                                                ============  ============  ============  ============

Weighted Average Number of Shares Outstanding    12,527,612    12,176,760    12,505,817    12,176,760


ESCO  TRANSPORTATION  CO.
Statements  of  Stockholders'  Equity
For the Nine Months Ended September 30, 1998 (Unaudited)

                                                                                           Note
                                                       Additional   Retained            Receivable
                                                        Paid-In     Earnings  Treasury     From
                                       Common Stock     Capital    (Deficit)    Stock   Shareholder    Total
                                   ------------------
                                     Shares    Amount
                                   ----------  ------
Balance at December 31, 1997       12,176,760  $1,218  $863,818   $  77,725   $  (4,000)  $       0   $938,761
Correction                            174,352     174      (174)          0           0           0          0
Memphis Acquisition                    50,000      50    20,950                                   0     21,000
Note Receivable from Shareholder            0       0         0                            (234,741)  (234,741)
Employee Stock Bonus                  126,500     127    47,312           0           0                 47,439
Net (Loss)                                  0       0         0    (316,217)          0               (316,217)
                                   ----------  ------  ---------  ----------  ----------  ----------  --------
Balance at March 31, 1998          12,527,612  $1,569  $931,906   $(238,492)  $  (4,000)  $(234,741)  $456,242
                                   ==========  ======  =========  ==========  ==========  ==========  ========


ESCO  TRANSPORTATION  CO.
Statements  of  Cash  Flows
For the Nine Months Ended September 30, 1998 and 1997


                                                       1998          1997
                                                   ------------  ------------
                                                    (Unaudited)  (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Cash Provided by Operating Activities        $ 2,094,222   $   824,020

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of Property and Equipment                  (105,938)   (4,850,753)
  Loans Made                                                 0      (112,366)
  Proceeds from Sale of Property and Equipment         244,470        43,432
  Loans Collected                                            0        19,684
  Purchase Non-Compete Agreement                      (135,560)            0
  Shareholder Advance                                 (324,463)            0
                                                   ------------  ------------

  Net Cash Used in Investing Activities               (321,491)   (4,900,003)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net Payments on Short-Term Debt                      (70,319)     (182,948)
  Proceeds from Long- Term Debt                              0     4,555,616
  Net Payments on Long-Term Debt                    (1,512,560)     (788,566)
  Sale of Stock                                              0       500,000
                                                   ------------  ------------

Net Cash Provided (Used) by Financing Activities    (1,582,879)    4,084,102
                                                   ------------  ------------

Net Increase in Cash and Cash Equivalents              189,852         8,119


CASH AND CASH EQUIVALENTS, AT BEGINNING OF YEAR         22,678        20,450
                                                   ------------  ------------

CASH AND CASH EQUIVALENTS, AT END OF PERIOD        $   212,530   $    28,569
                                                   ============  ============

ESCO  TRANSPORTATION  CO.
Notes  to  the  Financial  Statements
September  30,  1998  (Unaudited)


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

C.   Revenue  Recognition

     Revenue and direct costs are recognized when the shipment is completed.

ESCO  TRANSPORTATION  CO.
Notes  to  the  Financial  Statements
September  30,  1998  (Unaudited)


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

F.   Oil  and  Gas  Properties

     The Company accounts for its oil and gas exploration and development activities using the successful efforts method. Under this method of accounting, exploratory drilling costs which result in the discovery of proved reserves are capitalized. All other exploratory costs, including geological and geophysical costs, are expensed when incurred. Development costs, including development of dry holes, are capitalized when incurred. The Company incurred no exploration and development costs during the nine months ended September 30, 1998.

     Depletion of  capitalized  costs on producing  properties  is computed on a
     property-by-property   basis  utilizing  the   unit-of-production   method.
     Depletion expense was $4,488 for 1997 and $4,482 for 1998.

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

ESCO  TRANSPORTATION  CO.
Notes  to  the  Financial  Statements
September  30,  1998  (Unaudited)


Note  3  -  Summary  of  Significant  Accounting  Policies  (Continued)
-----------------------------------------------------------------------

G.   Income  Taxes

     The Company uses the liability method of accounting for income taxes under which deferred tax assets and liabilities are recognized for deductible temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis.
     Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. For the nine months ended September 30, 1998, net operating loss benefits were offset by a valuation allowance.

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

J.   Fair  Value  of  Financial  Instruments

     The Company has a number of financial instruments, none of which are held for trading purposes. The Company estimates that the fair value of all financial instruments at September 30, 1998 does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgement is necessarily required in interpreting market data to develop the estimates of fair value, and, accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in the current market exchange.

ESCO  TRANSPORTATION  CO.
Notes  to  the  Financial  Statements
September  30,  1998  (Unaudited)


Note  4  -  Property  and  Equipment
------------------------------------

Property  and  equipment  consists  of  the  following:

                                 Balance at    Balance at
         Description              9/30/98       12/31/97
------------------------------  ------------  ------------
Land                            $   272,519   $   385,019
Buildings and Improvements          191,782       323,228
Office Equipment                    245,348       210,338
Communications Equipment            356,869       353,281
Furniture and Fixtures               30,133        29,483
Trucks, Tractors, and Trailers    9,186,655     9,145,654
Yard Equipment                      256,006       164,534
                                ------------  ------------
                                 10,539,312    10,611,537
Less Accumulated Depreciation    (2,492,675)   (1,511,048)
                                ------------  ------------
                                $ 8,046,637   $ 9,100,489
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

Due primarily to the repurchase feature of the factoring agreement, the Company accounts for the factored accounts receivable as a secured borrowing rather than a sale. Many receivables are not collected within ninety days and have to be repurchased by the Company. As of September 30, 1998, the total amount due to the factor is $4,153,002.

The following schedule summarizes the Company's long-term debt and capital leases.

                                                        Balance at
              Description                                9/30/98
----------------------------------------               -----------
Stockholder Notes Payable                              $         0
Notes Payable and Capital Leases Payable                 6,940,366
                                                       -----------
                                                       $ 6,940,366
                                                       ===========

ITEM  2.     Management's  Discussion  and  Analysis  or  Plan  of  Operation


OVERVIEW
--------

During the third quarter of 1998, the Company ended in a much more positive note than several previous quarters. The Company saw increases in profits and cash. The Company continued to pay vendors according to terms. The strong cashflow was due mostly to the Company's receivables financing described in the prior quarter.

Quarterly revenue from trucking operations was up $1,391,000 or 24% as compared to the previous year. The increase in revenue is due to the combined increases in volume within its Dallas, Texas and Memphis, Tennessee operations plus overall increased business in the Company's operations.

The Company continued worked to expand its Dallas, Texas and Memphis, Tennessee operations. Plans were completed in the transfer of personnel from the Company's Houston, Texas office to the Dallas, Texas region.

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


______________________________               ______________________________
Edwis  L.  Selph,  Sr.                       Date
President/Chief Executive Officer


______________________________               ______________________________
Edwis  L.  Selph,  Jr.                       Date
Secretary/Treasurer