Form 10KSB
period 1998-12-31
ESCO TRANSPORTATION CO
filed 1999-11-05
CIK 79839

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

            [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [Fee Required]
                   For the fiscal year ended December 31, 1998

                                       OR

          [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]
                   For the transition period from ____ to____

                          Commission file number 0-2882

                             ESCO TRANSPORTATION CO.
                 (Name of small business issuer in its charter)

                Delaware                           55-0257510
                --------                           ----------
   (State or other jurisdiction of              (I.R.S. Employer
    incorporation or organization)             Identification No.)

                               6505 Homestead Road
                              Houston, Texas 77028
                              --------------------
                    (Address of principal executive offices)

            Registrant's telephone number_________(713) 635-1008____
                                         ---------------------------

           Securities registered pursuant to Section 12(b) of the Act:

                                      NONE

           Securities registered pursuant to section 12(g) of the Act:

                     Common Stock, $.001 par value per share
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject  to  such  filing requirements for the past 90 days.  Yes  X .   No .
                                                                  ---   ----

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State  issuer's  revenues  for  its  most  recent  fiscal  year.  $27,236,456
                                                                  -----------

The aggregate market value of the voting stock held by nonaffiliates of the registrant was $3,633,007 as of September 20, 1999. Such aggregate market value was computed by reference to the average bid and asked prices of the common stock, as of September 17, 1999.

The number of shares outstanding of the common Stock, .001 par value, as of December 31, 1998 was 12,527,612.

Transitional  Small  Business Disclosure Format (Check one):  Yes    .  No  X .
                                                                  ---      ---

                                     PART I

ITEM  1.     DESCRIPTION  OF  BUSINESS

(a)     Business  Development

ESCO Transportation Co., a Delaware corporation ("ESCO" or the "Company"), is a short haul contractor of freight for major shipping companies as well as a national freight hauling and freight brokering company. The Company also owns certain oil and gas properties, which constitute an immaterial portion of the Company's assets and generate an immaterial portion of the Company's revenues.

The Company was incorporated in 1916 under the laws of the West Virginia. Effective May 20, 1992, the Company was reincorporated as a Delaware corporation. Until December 1993, the Company was engaged primarily in the business of exploration for, production of and sale of crude oil and natural gas. On October 11, 1994, the Company changed its name from "Power Oil Company" to "ESCO Transportation Co." Unless otherwise indicated, the information in this Annual Report is adjusted to reflect the one-for-four and one-for-ten reverse stock split of the outstanding shares of the Company's common stock effected in November 1996.

(b)     Business  of  Issuer

The principal business of the Company is providing contract transporting services to major shipping companies, primarily inter-connecting short hauls of container shipments. Most of this business consists of rail to rail or rail to port shipments. In performing its services, the Company leases trucks and trailers, with the individual truck owners providing the drivers. The owner of the truck generally receives 70% to 75% of the revenue generated from the shipment as compensation for providing the truck and the driver. The Company operates out of facilities located in Houston, Texas; Dallas, Texas; Ontario, California; Memphis, Tennessee; and Springdale, Arkansas. The Company's corporate offices are located in Houston, Texas. The Company's freight brokerage operations pursue a cost plus strategy in dispatching loads for various shippers in the southeastern United States.

The Company is operating in an industry that is highly competitive. The Company currently competes directly and indirectly with a large number of contract carriers. Many of the Company's competitors are larger and have significantly greater resources than the Company. The Company competes on the basis of price and service.

Freight activity is typically somewhat stronger in the second half of the year, with peak months in August, September and October. In addition, bad weather and holidays generally affect business activity, due to the fact that the Company's business is concentrated in temperate regions of the country; however, its operations have not been historically seasonal to any material degree.

The Company believes that its current business operations are in compliance with all applicable federal, state and local regulations governing its business.

The Company employs approximately 155 employees, all of whom are full time. In addition, the Company has approximately 183 owner/operators as independent contractors of the trucks used in the Company's operations.

ITEM  2.     DESCRIPTION  OF  PROPERTIES

The Company leases the following land and buildings now being used to in its operations.

1. A facility consisting of 5,000 square feet of office space and eight acres of paved truck parking space in Houston, Texas. The facility is used to house the Houston drayage operations and the corporate offices.

2. Land and building located in Memphis, Tennessee consisting of approximately 3,000 square feet of office space and fifteen acres of truck parking and container storage space. These facilities are used to operate the Memphis drayage facilities and the Memphis container yard facilities.

3. A facility consisting of approximately 2,000 square feet of office space located in Ontario, California. These facilities are used to house the Company's Ontario, California drayage operations.

4. A facility totaling approximately 5,000 square feet of office space and eight acres of truck parking in Springdale, Arkansas. These facilities are used to house the over-the-road division located in Springdale, Arkansas.

The Company also has a note payable on approximately five acres of undeveloped land in Springdale, Arkansas, which it currently has for sale and a note payable on approximately 4,000 square feet of office space and two acres of truck parking in Memphis, Tennessee. In addition, the Company has a note payable on ten acres of Houston, Texas property originally purchased to be used as the new site for the Houston, Texas operations and corporate offices. The Company has been attempting to sell this property and closed on the sale in September 1999 at a profit to the Company.

The Company also owns producing and non-producing oil and gas leases in the United States, which are located in Louisiana, New Mexico, Texas, and Wyoming.

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

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

There were no matters submitted to a vote of the security holders of the Company through the solicitation of proxies or otherwise during the fourth quarter of the fiscal year ending December 31, 1998.

                                     PART II

ITEM  5.     MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS

The Company's common stock is traded on the NASDAQ Bulletin Board under the symbol "ETCO." The following table sets forth the high and low bid prices for the common stock for the periods indicated, as quoted by NASDAQ:

FISCAL YEAR ENDED DECEMBER 31, 1997:   HIGH    LOW
     First Quarter                    $ 3.00  $.3125
     Second Quarter                     2.75    1.50
     Third Quarter                     2.755   .5625
     Fourth Quarter                     1.18    .375


FISCAL YEAR ENDED DECEMBER 31, 1998:  HIGH   LOW
     First Quarter                    $ .53  $.27
     Second Quarter                     .62   .34
     Third Quarter                      .90   .37
     Fourth Quarter                     .52   .32

The listed quotations reflect interdealer prices, without retail mark-up, mark-down or commissions, and may not necessarily represent actual transactions.

As of December 31, 1998, there were 1111 holders of record of the Company's common stock.

The Company has not paid dividends on its common stock during the last five years. The Company presently intends to retain earnings as working capital and to finance the expansion of its business and, therefore, does not expect to pay any cash dividends in the foreseeable future. Any determination as to the payment of cash dividends will depend upon the Company's earnings, general financial condition, capital needs and other factors deemed pertinent by the Board of Directors, as well as any limitations imposed by lenders under credit facilities.

ITEM  6.     MANAGEMENT'S  DISCUSSION,  ANALYSIS,  AND  PLAN  OF  OPERATION

OVERVIEW
--------

ESCO Transportation continued to show growth of nearly 20% in its overall revenues and a net margin from operations of 2.6%. Its cost of freight as a percentage of revenue declined from 1997 primarily due to reductions in fuel costs and improved efficiencies in its over-the-road division. Administrative costs increased by 31% over 1997, with most of the growth coming from increased personnel at all locations necessary to handle the increased volumes of business. Part of this increase was necessary as an overall infrastructure increase; however, the Company's management anticipates the present infrastructure will handle additional business increases without a proportionate additional increase in personnel and related costs.

The most significant increase in costs is directly related to the Company's financing costs, with a substantial amount of that relating to the total balance outstanding to its factor under the factoring arrangement with Commercial Billing Services (Compass Bank). During the year the Company found the need to increase its outstanding balance in factored receivables partially due to a need to generate the cash required to maintain current on the Company's long-term debt. Net income before depreciation increased from $739,000 in 1997 to $1,019,000 in 1998 but did not increase in sufficient amounts to handle the annual debt service on its long-term debt, which is approximately $1,800,000. The cost of financing through the factoring arrangement is substantially higher than the cost of its long-term debt, resulting in the increase in the total interest costs for the year.

Since 1993, the Company's revenues have grown from a little over $3,000,000 to $27,000,000 in 1998. This level of growth has required financing which is typically considered riskier, and accordingly, resulted in higher financing costs for the Company in spite of the improved factoring arrangement with Commercial Building Services.

In addition, the Company determined in 1998 that its billing systems were resulting in excessive write-offs due to billing errors that cost the Company over $600,000 in write-offs for the year.

STRATEGY  FOR  1999
-------------------

In early 1999, the Company formulated a new management team to return the company to profitability and move the Company forward to place it in a position to show substantial growth in 1999, 2000, and beyond. The Company has taken the following steps to accomplish these objectives:

     Effective March 1, 1999, the Company implemented a new management team with Robert Weaver as President and Robert Darilek, CPA, as Chief Financial Officer, and has expanded the management team to incorporate a new Corporate Controller and a new Vice President of Operations. The new team's goals are to return the Company to a fully reporting status with the SEC and to use the business relationships of Mr. Weaver to expand Company business in all of its existing locations. The Company is also actively pursuing candidates for acquisition or merger with the Company to facilitate future growth. In addition, the Company is actively pursuing capital funds to improve its working capital in 1999 and future years for such acquisition or merger plans.

ITEM 6.     MANAGEMENT'S DISCUSSION, ANALYSIS, AND PLAN OF OPERATION (CONTINUED)

--------------------------------

     The Company has also taken an active approach to bring trade receivables within terms of all of its customers and has hired a manager in charge of accounts receivable collections to oversee this operation and to pursue collections on a day-to-day basis.

     The Company has also implemented processes during 1999 to identify processing and billing problems and has implemented procedures to eliminate the high write-offs that existed in 1998. This should add substantial additional profits to the net income of the Company and improve cash flow.

     The Company has established a budget for 1999 and has outlined an organizational chart that more clearly defines roles of authority and responsibility to the terminal managers at all locations of the Company. This processing has placed a higher level of accountability for all terminal managers and should facilitate the Company's efforts to turn a profitable year in 1999.

OTHER  MAJOR  DEVELOPMENTS
--------------------------

Effective September 10, 1999, the Company signed a letter of intent to acquire the assets and business operations of Panther Lines, Inc. and Value Distribution, located in Los Angeles and Stockton, California. These companies represent a revenue stream of approximately $6,000,000 consisting of regional line hauls, warehousing activity, and shuttle operations for major customers in the Stockton and Los Angeles, California areas. The purchase price consists of $300,000 in cash and 1,000,000 shares of common stock of the Company contributed by a major stockholder. The Panther/Value purchase should contribute in excess of $500,000 of net annual income to the Company based on historical performance and projected future operations.

The Company is actively discussing potential mergers with four other intermodal/drayage companies located throughout the United States.

In August 1999, the Company completed financing of fifteen new Peterbilt Power Units for the over-the-road Springdale operations totaling $1,616,291. In addition, in June and July 1999, the Company executed two leases to acquire thirty-two (32) new trailers under a capital lease arrangement totaling $632,350. All units are for use in its Springdale over-the-road division. The fifteen new power units primarily represent replacement units of existing vehicles and the trailers add to the existing fleet of trailers to provide opportunities to new customers and new markets in the lanes established by the Company.

ITEM 6.     MANAGEMENT'S DISCUSSION, ANALYSIS, AND PLAN OF OPERATION (CONTINUED)


YEAR  2000  ISSUE
-----------------

The Year 2000 issue is the result of date coding within computer programs that were written using just two digits rather than four digits to define the applicable year. If not corrected, these date codes could cause computers to fail to calculate dates beyond 1999 and as a result, computer applications could fail or create erroneous results by or at the Year 2000.

The Company, together with outside vendors engaged by the Company, have made assessments of the Company's potential Year 2000 exposure related to its computerized information systems. Because of the nature of the Company's operations, many of its computerized information systems will be required to process information which includes post-year 2000 date coding well in advance of January 1, 2000. The Company has substantially completed its overall assessment of Year 2000 issues associated with its current systems and is currently engaged in efforts to remediate potential year 2000 exposure with respect to those systems, including the identification, selection, and implementation of a major new Year 2000 compliant software system. Following the remediation phase, the Company engages in testing of the applicable systems in order to verify Year 2000 compliance. The Company utilizes a variety of remediation and testing methods in connection with its Year 2000 compliance efforts. Management believes that the Company's compliance plan is progressing such that Year 2000 exposures will be mitigated prior to any critical dates. To date, no material information technology projects of the Company have been delayed as a result of the Company's Year 2000 compliance efforts.

The Company has also made assessments of the potential Year 2000 exposure associated with its embedded technology systems, such as telephone systems, freight hauling tracking systems, and accounting and payment systems. Based on such assessments, the Company does not believe that it has significant Year 2000 exposure with respect to such embedded technology systems.

The Company is currently involved in discussion with important suppliers, business partners, customers, and other third parties to determine the extend to which the Company may be vulnerable to the failure of these parties to identify and correct their own Year 2000 issues. In the ongoing acquisition of software and hardware installations, the Company generally requires that its vendors certify the Year 2000 compliance of acquired products. The Company believes that its own software vendors are Year 2000 compliant.

The Company is utilizing and will continue to utilize both internal and external resources to reprogram or replace its computer systems such that the systems can be expected to be Year 2000 compliant in advance of respective critical dates. The Company capitalized $29,310 with respect to new software purchases and installations which are Year 2000 compliant. The total estimated remaining cost of modification of existing software and new Year 2000 compliant systems is $300,000 which includes costs attributable to the planned purchase and implementation of a new accounting and dispatch system. The cost of this new software is being capitalized. The level of expense anticipated in connection with Year 2000 issues is not expected to have a material effect on the Company's result of operations. The costs of the Company's Year 2000 compliance efforts are expected to be funded out of both operating cash flow and outside financing.

ITEM 6.     MANAGEMENT'S DISCUSSION, ANALYSIS, AND PLAN OF OPERATION (CONTINUED)

------------------------------

The Company continues to implement its Year 2000 plan. The progress made was in accordance with the plan, including progress on the new system which is expected to go online on or before December 1999. There was no new information which came to management's attention that would indicate that the plan should be altered significantly or that the plan would not be successful in the time frame prescribed by the plan.

The dates of expected completion and the costs of the Company's Year 2000 remediation efforts are based on management's estimates, which are derived utilizing assumptions of future events, including the availability of certain resources, third party remediation plans, and other factors. There can be no guarantee that these estimates will be achieved, and if the actual timing and costs for the Company's Year 2000 remediation program differ materially from those anticipated, the Company's financial results and financial condition could be significantly affected. Additionally, despite testing by the Company, the Company's systems may contain undetected errors or defects associated with Year 2000 issues for remediation or to complete its Year 2000 remediation and testing efforts prior to respective critical dates, as well as the failure of third parties with whom the Company has an important relationship to identify, remediate, and test their own Year 2000 issues and the resulting disruption which could occur in the Company's systems and could have material adverse effects on the Company's business, results of operations, cash flow, and financial condition.

FUTURE  PLANS
-------------

The Company anticipates a profitable year for the fiscal year ended December 31, 1999 based on its operations through the second quarter of 1999. Its new management team is actively pursuing opportunities to improve working capital and is developing a five year plan to improve processes, expand existing markets, and evaluate future acquisitions. During 1999, the Company implemented a budgeting process and a financial accountability procedure for all divisions of the Company. The Company's management anticipates this accountability and desegregation of responsibility will provide more direct incentives for the managers to increase revenues and profits at each location and also provide a tool to monitor progress according to plan on a monthly and quarterly basis.

Management is presently conducting discussions with financing companies to establish an equipment line of credit to finance future power units of the Company. Management anticipates during the latter part of 1999 and into the year 2000 that its existing fleet will need major repairs or replacement and is establishing the required line of credit to handle this growth and finance the new equipment. The Company's management anticipates the financing arrangements will improve the current financing interest rates and payments of its existing fleet.

Management is actively pursuing several financing companies to assist with a mezzanine financing to provide the Company additional working capital in 1999 and future years. Management anticipates this working capital will be utilized to improve cash flow on the short-term and provide additional cash to finance the potential mergers and Company expansion sought by management.

ITEM 6.     MANAGEMENT'S DISCUSSION, ANALYSIS, AND PLAN OF OPERATION (CONTINUED)

--------------------------

Management is also attempting to sell nonperforming assets and has closed on the sale of its land in Houston, Texas in September 1999.

SAFE  HARBOR
------------

This report on Form 10-Q or 10-QSB (the Report) contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Investors are cautioned that all forward-looking statements necessarily involve risks and uncertainty, including, without limitation, the risk of a significant natural disaster, the expansion or contraction in its various lines of business, the impact of inflation, the impact of Year 2000 issues, the ability of the Company to meet its debt obligation, changing licensing requirements and regulations in the United States pertinent to its business, the ability of the Company to expand its businesses, the effect of pending or future acquisitions as well as acquisitions which have recently been consummated, general market conditions, competition, licensing and pricing. All statements, other than statements of historical facts, included or incorporated by reference in the Report that address activities, events or developments that the Company expects or anticipates will or may occur in the future, including, without limitation, such things as future capital expenditures (including the amount and nature thereof), business strategy and measures to implement such strategy, competitive strengths, goals, expansion, and growth of the Company's businesses and operations, plans, references to future success, as well as other statements which includes words such as "anticipate," "believe,""plan," "estimate," "expect," and "intend" and other similar expressions, constitute forward-looking statements. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could over time prove to be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Report will themselves prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

INFLATION  AND  CHANGES  IN  PRICES
-----------------------------------

The Company does not anticipate future changes in prices or inflation levels to have a significant impact on the operations of the Company.

ITEM 6.     MANAGEMENT'S DISCUSSION, ANALYSIS, AND PLAN OF OPERATION (CONTINUED)


SUMMATION
---------

The Company's management believes that is has taken a positive turn in 1999 with new efforts and a new direction to improve increased financial position and its financial growth over the upcoming years. The new management team sees opportunities for substantial profits and improved margins in the latter part of 1999 and into the year 2000 and beyond. The Company intends to become a major force within the intermodal transportation industry, as well as the trucking industry as a whole.

ITEM  7.     FINANCIAL  STATEMENTS

The Company's financial statements and supplementary disclosures are included herein on pages 18 through 38.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

In 1995, the Company filed Form 15 with the SEC to become non-reporting. In 1998, the Company returned to reporting status when it hired Null & Lairson P.C., (formerly Lairson, Stephens and Reimer, P.C.) to perform audits of the 1995 and 1996 financial statements. During 1998, the Company hired Fitts, Roberts and Company to complete the audit of its 1998 financial statements to again become fully reporting. Effective through the reporting period of June 30, 1999, the Company has completed all filings and has implemented procedures to ensure future filings are maintained timely.

During the period that Null & Lairson, P.C. was the Company's auditor, there were no disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure or any reportable events. Null & Lairson, P.C.'s report on the financial statements for the Company contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope, or accounting principles. The Company has requested Null & Lairson, P.C. to furnish it with a letter addressed to the Securities and Exchange Commission stating whether or not it agrees with the statements made by the Company herein and, if not, stating the respects in which it does not agree. Any copy of this letter will be attached as an exhibit to a later report of Form 8-K/A.

                                    PART III

ITEM  9.     DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS;
             COMPLIANCE  WITH  SECTION  16(a)  OF  THE  EXCHANGE  ACT

Name                                        Position with Registrant
Edwis L. Selph, Sr.  Chief Executive Officer and Chairman of the Board
Robert Weaver        President and Chief Operating Officer and Director (Effective 03/01/99)
Robert F. Darilek    Chief Financial Officer and Director (Effective 03/01/99)
Edwis L. Selph, Jr.  Vice President and Director

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

Edwis  L.  Selph,  Sr.  has  served as a Director of the Company since April 29,
----------------------
1986. He served as Chairman of the Board, President and Chief Executive Officer from February 27, 1987 until February 1, 1990 when he resigned these positions and was elected Vice-Chairman. He was reinstated as Chairman of the Board, President and Chief Executive Officer on December 31, 1990. Mr. Selph has other business interests. His investments include real estate holdings and small business interests. Mr. Selph owned ESCO Transportation Inc. prior to its acquisition by the Company on December 14, 1993.

Robert  J. Weaver comes to ESCO from the position of President of HUB City Texas
-----------------
based in Houston, Texas. Mr. Weaver began his career in Houston in 1993 and brought the operations of HUB City Texas (originally HUB City Houston) from a heavily debt position to a profitable operation with revenues in excess of $100,000,000. Mr. Weaver has been in the transportation industry for over of twenty-two years and brings a tremendous level of stability and opportunity to ESCO through his relationships with the Hub Group and other companies in the transportation industry.

Robert  F.  Darilek,  C.P.A  was hired by the Company as Chief Financial Officer
---------------------------
because of his experience in with working with Mr. Robert Weaver at HUB City Texas and his ability to in resolving operational problems. Mr. Darilek manages a profitable accounting practice in San Antonio, Texas and continues to maintain that responsibility while operating as Chief Financial Officer for ESCO. Mr. Darilek has been in the transportation industry since 1984 through various relationships through the HUB Group, and brings a high level of financial reporting and internal control expertise to the Company. Mr. Darilek is responsible for overseeing all financial operations, financial reporting, and is assisting in evaluating refinancing and merger opportunities for the Company.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT (CONTINUED)


Edwis  L.  Selph,  Jr.  has  served  as  Secretary/Treasurer and Director of the
----------------------
Company since September 21, 1994. Mr. Selph has continually worked for the Company in various capacities. Edwis L. Selph, Jr. is the son of Edwis L. Selph, Sr., Chairman of the Board, President and Chief Executive Officer of the Company. Mr. Selph was appointed Vice-President in 1995 with unanimous consent of the board after the resignations of Mr. Cox and Mr. Bible during that same year.

ITEM  10.     EXECUTIVE  COMPENSATION

The following table sets forth the compensation paid by the Company to its Chief Executive Officers for the fiscal years ended December 31, 1998 and 1997.

                           SUMMARY COMPENSATION TABLE

Name and                                              Other
Principal                                             Annual                  All Other
Position                  Year   Salary   Bonus    Compensation   Options   Compensation


Edwis L. Selph, Sr., CEO  1998  $205,000  $    0  $    9,375 (1)  $      0  $           0
                          1997  $150,000  $    0  $           0   $      0  $           0

Edwis L. Selph, Jr.       1998  $ 97,000  $    0  $    9,375 (1)  $      0  $           0
                          1997  $ 66,350  $    0  $           0   $      0  $          0_

(1)   This  compensation consists of 25,000 shares of stock issued as a bonus on 01/01/98 each  to  Edwis  Selph,  Sr.  and  Edwis  Selph,  Jr.  valued  at  $0.375  per  share.

The  Company  has  no  defined  benefit  or  actuarial  plan.

Directors of the Company currently serve without any compensation for their service as directors.

Subsequent to December 31, 1998, 1,200,000 shares of common stock were issued to a new executive pursuant to an employment agreement subject to a three year vesting arrangement. The vesting causes the executive to forfeit a portion of the stock previously issued in the event of termination of employment for reasons stated in the contract.

Subsequent to December 31, 1998, the Company agreed to grant a key officer 225,000 shares of stock which is earned at management's discretion through a series of five milestones relating to restructuring debt operations and profitability.

ITEM  11.     SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the ownership of Common Stock as of December 31, 1998 by (i) each director and executive officer of the Company, (ii) all directors and officers of the Company as a group, and
(iii) each other person known by the Company to be the beneficial owner of more than 5% of the outstanding Common Stock as of December 31, 1998.

                                      # of Shares and Nature of
Name and address of Beneficial Owner      Beneficial Owner       Percent of Outstanding Shares
Edwis L. Selph, Sr.                                   9,077,310                          72.50%
6505 Homestead Rd
Houston, Texas 77028
------------------------------------
Edwis L. Selph, Jr.                                      30,000                           2.40%
6505 Homestead Rd.
Houston, Texas 77028
------------------------------------
Total                                                 9,107,310                          74.90%
------------------------------------  -------------------------  ------------------------------

ITEM  12.     CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

Edwis L. Selph, Sr., Chairman of the Board, President and Chief Executive Officer of the Company, owned 100% of the stock of ESCO Transportation Inc. and received 875,000 shares of the Company's common stock in exchange for 100% of the common stock of ESCO Transportation Inc. Prior to ESCO Transportation Inc. becoming a wholly-owned subsidiary of the Company, Mr. Selph owned approximately 15.67% of the Company's outstanding common stock. Immediately after the transaction, Mr. Selph owned approximately 86.18% of the Registrant's outstanding common stock.

The Company advanced funds and issued stock to a shareholder and his family members as discussed below. At December 31, 1998, $464,867 remained owed to the Company evidenced by two notes. The notes receivable signed December 31, 1998, including 7% interest, are payable in full on or before December 31, 1999 and are secured by ESCO common stock. No interest was paid or accrued on these notes in 1998.

In May 1998, the Company purchased 4,000,000 shares of the Company's common stock for $1,198,000 or 29.95 cents per share, from a related party, in exchange for a note, including interest, to be paid over eight years. On December 31, 1998, the chief executive officer and majority stockholder of the Company assumed the promissory note, which then had a balance due of $960,000, in exchange for 3,200,000 shares of the Company's common stock. An additional 800,000 shares was also issued to the same individual at the same time in exchange for a note receivable back to the Company for $265,991. Additional loans from the Company to this shareholder and his immediate family members totaled $469,156, less $70,319 owed to the shareholder of which $200,150 was repaid during 1998, resulting in an ending balance receivable by the Company of $464,678 at December 31, 1998. $413,385, which is related to the stock purchase is shown as a reduction in shareholders' equity.

ITEM  13.     EXHIBITS  AND  REPORTS  ON  FORM  8-K

a.   Exhibits
     1.     Material  contracts
     2.     Letter  on  change  in  certifying  accountant

b.   Reports  on  Forms  8-K  -  NONE

SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              ESCO  TRANSPORTATION,  CO.


                              -----------------------------
                              Edwis  L.  Selph,  Sr.,
                              Chief  Executive  Officer
                              and  Chairman  of  the  Board


                              Date:  ________________

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                                     Date:
----------------------------                               --------
Edwis L. Selph, Sr.
(Chief Executive Officer and
Chairman of the Board)


                                                     Date:
----------------------------                               --------
Edwis L. Selph, Jr.
(Secretary/Treasurer)

                               INDEX TO FINANICALS


                                                                            Page

Independent  Auditor's  Report                                                20

Balance  Sheets                                                            21-22

Statements  of  Income                                                        23

Statement  of  Changes  in  Stockholders'  Equity                             24

Statements  of  Cash  Flows                                                25-26

Notes  to  Financial  Statements                                           26-38

                          AUDITED FINANCIAL STATEMENTS


                             ESCO TRANSPORTATION CO.


                           DECEMBER 31, 1998 AND 1997

                          INDEPENDENT AUDITOR'S REPORT


To  the  Board  of  Directors
ESCO  Transportation  Co.
Houston,  Texas


We have audited the accompanying balance sheet of ESCO Transportation Co. as of December 31, 1998, and the related statements of income, retained earnings, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of ESCO Transportation Co. for the year ended December 31, 1997 were audited by other auditors whose report, dated May 15, 1998, on those financial statements included an explanatory paragraph that expressed substantial doubt about the Company's ability to continue as a going concern.

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

In our opinion, the 1998 financial statements referred to above present fairly, in all material respects, the financial position of ESCO Transportation Co. as of December 31, 1998, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

As discussed in Note B to the financial statements, the Company adopted Statement of Financial Accounting Standards No. 131, Disclosure about Segments of an Enterprise and Related Information, in 1998. We audited the adjustments necessary to restate the 1997 segment information provided in Note P. In our opinion, such adjustments are appropriate and have been properly applied.

                                                          "Fitts, Roberts & Co."

Houston, Texas
June 17, 1999


BALANCE  SHEETS
ESCO  TRANSPORTATION  CO.
December  31,  1998  and  1997

                                     ASSETS


                                                     1998          1997
                                                 ------------  ------------
CURRENT ASSETS
   Cash and cash equivalents (pledged - Note C)  $    25,833   $    22,678
   Accounts receivable - net (Note C)              5,755,857     2,282,893
   Truck maintenance supplies                        106,058             -
   Employee advances and driver loans                122,697        53,680
   Notes receivable - shareholders (Note D)           51,293        20,000
   Prepaid license fees                               28,307             -
   Prepaid use taxes                                  22,825             -
   Other prepaid expenses                             70,608             -
   Prepaid insurance                                  36,597        36,597
   Deposits                                            6,000         6,000
   Surety bonds                                            -        20,000
   Escrow - treasury stock                                 -       124,780
                                                 ------------  ------------
               TOTAL CURRENT ASSETS                6,226,075     2,566,628
                                                 ------------  ------------

PROPERTY AND EQUIPMENT
   Land                                              706,370       385,019
   Buildings                                          13,554       323,228
   Office equipment                                  300,007       210,338
   Communications equipment                          356,869       353,281
   Furniture and fixtures                             30,133        29,483
   Trucks, tractors and trailers                   9,099,802     9,145,654
   Yard equipment                                    397,539       164,534
                                                 ------------  ------------
                                                  10,904,274    10,611,537
   Less accumulated depreciation                  (2,785,694)   (1,511,048)
                                                 ------------  ------------
                                                   8,118,580     9,100,489
                                                 ------------  ------------

OTHER ASSETS
   Oil and gas properties - net (Note B)              28,717        34,692
   Prepaid insurance - net of current portion         64,500       101,097
   Covenant not to compete, net (Note E)             104,373             -
                                                 ------------  ------------
                                                     197,590       135,789
                                                 ------------  ------------

               TOTAL ASSETS                      $14,542,245   $11,802,906
                                                 ============  ============


The accompanying notes are an integral part of these financial statements.

                                 LIABILITIES AND
                              STOCKHOLDERS' EQUITY


                                                       1998          1997
                                                   ------------  ------------
CURRENT LIABILITIES
   Notes payable to stockholders (Note F)          $         -   $    70,319
   Accounts payable - trade                            756,895       375,213
   Bank overdrafts                                           -       280,715
   Accrued payroll and other                           263,960       382,962
   Driver escrow                                        49,933        39,916
   Amounts due factor (Note C)                       6,434,481     1,262,094
   Current portion of long-term debt (Note F)        1,860,814     1,807,738
                                                   ------------  ------------
               TOTAL CURRENT LIABILITIES             9,366,083     4,218,957
                                                   ------------  ------------

LONG-TERM DEBT - net of current
   portion (Note F)                                  4,978,916     6,645,188
                                                   ------------  ------------

DEFERRED INCOME TAXES (Note H)

COMMITMENTS (Note G)

STOCKHOLDERS' EQUITY
   Common stock, $.0001 par value;
      20,000,000 shares authorized; issued and
      outstanding - 12,527,612 in 1998 and
      12,176,760 in 1997                                 1,569         1,218
   Additional paid in capital                          931,906       863,818
   Retained earnings (deficit)                        (318,844)       77,725
                                                   ------------  ------------
                                                       614,631       942,761
   Less treasury stock, at cost                         (4,000)       (4,000)
                                                   ------------  ------------
                                                       610,631       938,761
   Less note receivable from shareholder (Note M)     (413,385)            -
                                                   ------------  ------------
                                                       197,246       938,761
                                                   ------------  ------------


               TOTAL LIABILITIES AND
                  STOCKHOLDERS' EQUITY             $14,542,245   $11,802,906
                                                   ============  ============

The accompanying notes are an integral part of these financial statements.


STATEMENTS  OF  INCOME
ESCO  TRANSPORTATION  CO.
Years  ended  December  31,




                                              1998          1997
                                          ------------  ------------
REVENUE
   Freight revenue                        $27,231,313   $22,733,933
   Oil and gas revenue                          5,143         8,055
                                          ------------  ------------
              TOTAL REVENUE                27,236,456    22,741,988
                                          ------------  ------------

EXPENSES
   Cost of freight revenue                 18,405,735    15,916,496
   General administrative expenses          6,719,839     5,146,071
   Depreciation and depletion               1,415,866     1,064,098
                                          ------------  ------------
TOTAL EXPENSES                             26,541,440    22,126,665
                                          ------------  ------------
             OPERATING INCOME                 695,016       615,323

OTHER INCOME (EXPENSE)
   Interest income                              8,350         1,713
   Other income                                11,700        16,303
   Interest expense                        (1,265,704)     (938,961)
  Gain (loss) on sale of assets               154,069       (18,724)
                                          ------------  ------------
                                           (1,091,585)     (939,669)
                                          ------------  ------------
               NET INCOME (LOSS) BEFORE
                  INCOME TAXES               (396,569)     (324,346)

Income tax benefit (expenses)                       0             0
Deferred Current                                    0        96,241
                                          ------------  ------------

               NET (LOSS)                 $  (396,569)  $  (228,105)
                                          ============  ============


Net (loss) per common share               $     (0.03)  $     (0.02)
                                          ============  ============


Weighted average number of shares
   outstanding                             12,495,694    11,938,736

The accompanying notes are an integral part of these financial statements.

STATEMENT  OF  CHANGES  IN  STOCKHOLDERS'  EQUITY
ESCO  TRANSPORTATION  CO.
Year  ended  December  31,  1998  and  1997


                                                                                        Note
                              Common Stock       Additional    Retained              Receivable
                        ----------------------    Paid-In      Earnings   Treasury     from
                           Shares      Amount     Capital     (Deficit)    Stock     Shareholder     Total
                        ------------  --------  ------------  ----------  --------  -------------  ----------
BALANCE AT
   DECEMBER 31,
   1996                    1,092,676  $  1,093  $   363,943   $ 305,830   $(4,000)                 $ 666,866

Ten (10) for one (1)
   stock split             9,834,084
Issuance of common
   stock                   1,250,000       125      499,875                                          500,000
Net (loss)                                                     (228,105)                            (228,105)
                        ------------  --------  ------------  ----------  --------                 ----------
      BALANCE AT
         DECEMBER 31,
         1997             12,176,760     1,218      863,818      77,725    (4,000)                   938,761

Correction                   174,352       174         (174)
Issuance of common
   stock                     176,500       177       68,262                                           68,439
Issuance of note
   receivable from
   shareholder                                                                      $   (413,385)   (413,385)
Net (loss)                                                     (396,569)                            (396,569)
                        ------------  --------  ------------  ----------  --------  -------------  ----------

      BALANCE AT
         DECEMBER 31,
         1998             12,527,612  $  1,569  $   931,906   $(318,844)  $(4,000)  $   (413,385)  $ 197,246
                        ============  ========  ============  ==========  ========  =============  ==========

The accompanying notes are an integral part of these financial statements.


STATEMENTS  OF  CASH  FLOWS
ESCO  TRANSPORTATION  CO.
Years  ended  December  31,



                                                         1998             1997
                                                    ---------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net (loss)                                       $     (396,569)  $     (228,105)
  Adjustments to reconcile net (loss) to net cash
      provided by operating activities:
         Depreciation, and depletion                     1,415,866        1,064,098
        Allowance for bad debt expense                      (8,855)         324,100
        (Gain) loss on sale of equipment                  (154,069)          18,724
  Deferred Income Taxes                                          0                0
  Changes in operating assets and liabilities:
      (Increase) decrease in accounts receivable           251,338         (163,523)
      (Increase) in supplies inventory                    (106,057)               -
     Decrease (increase) in prepaid expenses               (84,314)          (7,855)
     Decrease (increase) in other assets                   144,780         (224,460)
      (Decrease) increase in accounts payable and
         accrued expenses                                  271,868          312,775
     (Decrease) in federal income tax payable                    -          (54,806)
     (Decrease) in deferred income taxes payable                 -          (41,435)
                                                    ---------------  ---------------
               NET CASH PROVIDED BY OPERATING
                  ACTIVITIES                             1,333,988          999,513
                                                    ---------------  ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Advances to contract haulers                            (69,017)               -
  Loans made to shareholders                              (735,147)               -
  Payments received from shareholders                      220,150           25,015
  Covenant not to compete                                 (156,560)               -
  Purchases of property and equipment                     (920,817)        (255,827)
  Sale of property and equipment                           699,090           59,802
                                                    ---------------  ---------------
               NET CASH (USED) BY INVESTING
                  ACTIVITIES                        $     (962,301)  $     (171,010)
                                                    ---------------  ---------------

The accompanying notes are an integral part of these financial statements.


STATEMENTS  OF  CASH  FLOWS  -  continued
ESCO  TRANSPORTATION  CO.
Years  ended  December  31,



                                                       1998          1997
                                                   ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Financing of operations from bank overdraft
      (repayment)                                     (280,715)       19,245
  Advances from factor, net of collections           1,456,940             -
  Proceeds from long-term debt and notes payable
      to stockholder                                   490,000             0
  Payments on long-term debt and notes payable
      to stockholders                               (2,103,196)   (1,345,520)
  Issuance of common stock                              68,439       500,000
                                                   ------------  ------------
               NET CASH FLOWS (USED) BY
                  FINANCING ACTIVITIES                (368,532)     (826,275)
                                                   ------------  ------------

               NET INCREASE IN CASH AND
                  CASH EQUIVALENTS                       3,155         2,228

Cash and cash equivalents balance at beginning
   of year                                              22,678        20,450
                                                   ------------  ------------

               CASH AND CASH EQUIVALENTS
                  BALANCE AT END OF PERIOD         $    25,833   $    22,678
                                                   ============  ============



Supplemental schedule of non-cash investing and
   financing activities:
      Debt incurred to purchase property and
         equipment                                               $ 4,932,154
                                                                 ============

The accompanying notes are an integral part of these financial statements.

NOTES  TO  FINANCIAL  STATEMENTS
ESCO  TRANSPORTATION  CO.



NOTE  A.   ORGANIZATION

ESCO Transportation Co., (the "Company") was incorporated under the name of Power Oil Company in 1916 in West Virginia. In 1992, the Company was reincorporated as a Delaware corporation. The Company changed its name from "Power Oil Company" to "ESCO Trans- portation Co." in 1994.

ESCO Transportation, Inc., a wholly-owned subsidiary of ESCO Transportation Co., was incorporated on May 26, 1993 and acquired certain assets, liabilities and transportation contracts from ESCO Transportation (a Proprietorship) as of May 31, 1993.

On October 20, 1993, the Company's Board of Directors authorized a one-for-ten reverse stock split for all outstanding shares of its common stock. On December 14, 1993, Power Oil Company acquired all of the outstanding shares of ESCO Transportation, Inc. (ESCO) in exchange for the issuance of 875,000 shares of common stock. The stock of ESCO Transportation, Inc. was acquired as described in the plan and agreement of reorganization dated October 20, 1993 and was held as a wholly-owned subsidiary. For accounting purposes, ESCO was the acquiror. Accordingly, the merger was accounted for as a reverse acquisition on the "as if" pooling of interest basis. On November 14, 1994 the Company's Board of Directors voted to (1) change the name of the company from Power Oil Company to ESCO Transportation Co. and (2) institute a one-for-four reverse stock split on the Company's common stock.

The Company maintains two divisions with distinct transportation services offered by each. The Company's Intermodal division primarily hauls container and piggyback shipments between shipping locations and railroads or ports. This division operates out of facilities in Houston, Texas; Ontario, California; Memphis, Tennessee and Dallas, Texas. The company also maintains an Over-The-Road division that performs long haul services for numerous customers within the United States. The main office for this division is located in Springdale, Arkansas. The Company's corporate office is located in Houston, Texas.




NOTE  B.   SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

Basis  of  Accounting
---------------------

Income and expenses are recorded on the accrual method of accounting for financial and federal income tax reporting purposes.

ESCO  TRANSPORTATION  CO.



NOTE  B.   SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  -  CONTINUED

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

Property  and  Equipment
------------------------

Property, plant and equipment are carried at cost. Depreciation for financial reporting purposes has been computed on the straight-line method over the estimated useful lives of the assets which range from three to twenty years.

Accelerated methods of depreciation are used for computation of depreciation expense for income tax reporting purposes.

Depreciation expense for the years ended December 31, 1998 and 1997 was $1,409,891 and $1,058,114, respectively.

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

ESCO  TRANSPORTATION  CO.



NOTE  B.   SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  -  CONTINUED

Depletion of capitalized costs on producing properties is computed on a property-by-property basis utilizing the unit-of-production method. Depletion expense was $5,975 for 1998 and $5,984 for 1997.

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

Fair  Value  of  Financial  Instruments
---------------------------------------

The Company has a number of financial instruments, none of which are held for trading purposes. The Company estimates that the fair value of all financial instruments at December 31, 1998 does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the

ESCO  TRANSPORTATION  CO.



NOTE  B.   SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  -  CONTINUED

Company using available market information and appropriate valuation methodologies. Consid- erable judgment is necessarily required in interpreting market data to develop the estimates of fair value and, accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

Restatements
------------

Certain reclassifications of amounts reported in the prior year have been made to conform to the current year presentation.

New  Accounting  Standard
-------------------------

Effective January 1, 1998, the Company adopted FASB Statement No. 131, Disclosures about Segments of an Enterprise and Related Information. Statement No. 131 superseded FASB Statement No. 14, Financial Reporting for Segments of a Business Enterprise. Statement No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. Statement No. 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. The adoption of Statement No. 131 did not affect results of operations or financial position.




NOTE  C.   ACCOUNTS  RECEIVABLE

Accounts  receivable  are  comprised  of  the  following:

                                        December 31,
                                  ------------------------
                                      1998        1997
                                  -----------  -----------
Receivables assigned to factor    $5,423,273   $1,473,656
Unfactored accounts receivable       670,165    1,063,617
Accrued unbilled revenue             132,167      226,128
Other                                  2,505          600
Allowances for doubtful accounts    (472,253)    (481,108)
                                  -----------  -----------

                                  $5,755,857   $2,282,893
                                  ===========  ===========

Amounts due factor                $6,434,481   $1,262,094
                                  ===========  ===========

ESCO  TRANSPORTATION  CO.



NOTE  C.   ACCOUNTS  RECEIVABLE  -  CONTINUED

Pursuant to a factoring agreement, the Company factors all of its accounts receivables. The Company repurchases all factored accounts receivable over 90 days old. The factor withholds a reserve of 10% of the uncollected and unrepurchased accounts. Some payments are made directly to the Company rather than the factor which become an obligation due the factor. Included in amounts due factor are payments received directly by ESCO from customers amounting to $1,456,940 at December 31, 1998. The factor has a security interest in accounts receivable purchased by the factor. The Company's obligation to the factor is guaranteed by the majority shareholder, who is also an officer, and another officer of the Company. Approximately $294,729 in cash deposits with the factor at December 31, 1998 were also subject to the security interest of the factor. Due primarily to the repurchase feature of the factoring agreement, the Company accounts for the factored accounts receivable as a secured borrowing rather than a sale. Many receivables are not collected within 90 days and have to be repurchased by the Company.




NOTE  D.   NOTES  RECEIVABLE  -  SHAREHOLDERS

The Company advanced funds and issued stock to a shareholder and his family members as discussed in Note M, Related Party Transactions. At December 31, 1998, $464,678 remained owed to the Company evidenced by two notes. The notes receivable signed December 31, 1998, including 7% interest, are payable in full on or before December 31, 1999 and are secured by ESCO common stock. No interest was paid or accrued on these notes in 1998.




NOTE  E.   COVENANT  NOT  TO  COMPETE

On April 22, 1998, the Company acquired most of the assets of Intermodal Logistics Company, Inc. ("ILC") for approximately $337,900, of which $156,560 was payment for a two year agreement not to compete to ILC's majority shareholder. Amortization expense for 1998 was $52,187 on the straight-line basis for 24 months prorated for 1998. The remainder of the purchase cost was for equipment and supplies.

ESCO  TRANSPORTATION  CO.



NOTE  F.   LONG-TERM  DEBT

The Company's long-term debt was acquired to purchase property and equipment and consists of the following major classes:

Stockholder  Notes  Payables
----------------------------

In 1997 loans from stockholders were obtained to meet short-term needs. These notes were non-interest bearing and unsecured.

Notes  Payables
---------------

Loans from banks and finance companies for the purchase of equipment. Most of these notes bear interest rates between 9.5% to 11.5% and are secured by the equipment purchased with them.

Capital  Leases  Payables
-------------------------

The Company has entered into several lease agreements for equipment. These leases are classified as capital leases and the equipment is recognized under property and equipment and depreciated by the Company in accordance with its depreciation policy. The interest rate under these leases are between 7% to 12.3%. The leases are secured by the equipment acquired by them.

Mortgages  Payable
------------------

The Company has acquired two (2) pieces of property in Springdale, Arkansas and Houston, Texas. The interest rates for these properties are between 8.0% to 10.5%. Each mortgage is secured by the property.

The  following  schedule  summarizes  the  Company's  long-term  debt:

                                               1998         1997
                                            ----------  ----------
Stockholder notes payable                   $        -  $   70,319
Notes payable                                5,748,826   7,320,290
Capital leases payable (net present value)     513,680     639,664
Mortgages payable                              577,224     492,972
                                            ----------  ----------

                                            $6,839,730  $8,523,245
                                            ==========  ==========

ESCO  TRANSPORTATION  CO.



NOTE  F.   LONG-TERM  DEBT  -  CONTINUED

Maturities  of  long-term  debt  are  as  follows:

1999        $1,860,814
2000         2,056,029
2001         1,880,777
2002           618,134
2003            11,563
Thereafter     412,413
            ----------

            $6,839,730
            ==========

NOTE  G.   CONTRACTS  AND  COMMITMENTS

The Company leases equipment under noncancelable operating leases. Lease expense incurred for 1998 and 1997 was $380,234 and $404,525, respectively. The Company's minimum rental commitments under this noncancelable operating lease as of December 31, 1998 were as follows:

1999   $453,377
2000    391,474
2001    202,028
2002    185,742
2003    140,742
Later    63,828

NOTE  H.   FEDERAL  INCOME  TAXES

At December 31, 1998 and 1997, the Company had net operating loss (NOL) carryforwards for federal income tax purposes of approximately $2,987,000 and $2,084,000, which expire in years 2001 through 2018.

ESCO  TRANSPORTATION  CO.



NOTE  H.   FEDERAL  INCOME  TAXES  -  CONTINUED

Management believes that previous changes in stock ownership resulted in an ownership change as defined in Section 382 of the Internal Revenue Code (IRC), as amended. The net operating loss carryforwards generated in the years prior to the ownership change which are subject to Section 382 limitations total $195,000. Management believes these operating loss carryforwards are available to offset future taxable income of the Company in each year following the change, but the offsets will be limited under the provisions of Section 382 of the IRC. The amount of such limitation is expected to be approximately $35,000 each year. The Company's NOL carryforwards generated after the ownership change in the amount of $2,792,000 are available to offset future taxable income through the dates of expiration without the limitations of Section 382.

The Company has not reported benefits from NOL carryforwards because of uncertainties concerning realization of the loss carryforwards. A valuation allowance has been provided for the full amount of the deferred tax asset arising from such net operating loss carryforwards. The effective income tax rate varies from the statutory federal income tax rate due to certain expenses which primarily are not deductible for tax purposes.




NOTE  I.   MAJOR  CUSTOMERS

Sales  to  major  customers  were  as  follows:

Customer              1998  1997
--------------------  ----  ----
      A                17%   17%
      B                11%   12%
      C                10%    9%
      D                 6%   17%
      E                 5%    2%
      F                 5%    6%
                      ----  ----

               TOTAL  54%    63%
                      ====  ====

ESCO  TRANSPORTATION  CO.



NOTE  J.   SUPPLEMENTAL  DISCLOSURES  OF  CASH  FLOW  INFORMATION

Supplemental  cash  flow  information:

                   December  31,
               --------------------
                  1998       1997
               ----------  --------
Interest paid  $1,294,323  $870,836

NOTE  K.   CONTINGENT  LIABILITIES

Due to the nature of the Company's business, it is a defendant in various lawsuits. Some of the matters discussed below are covered by insurance.

Pacific Business Capital Corporation, a secured creditor of Intermodal Logistics Co. ("ILC") (Note E), has sued the Company and an employee of the Company in the Chancery Court of Shelby County, Tennessee, asserting a violation of the security interest in certain accounts receivable of ILC.

Intercargo Insurance Company is suing numerous defendants, including the Company, over misdelivering a load it insured. The Company is also subject to cross-claims by some of the other defendants. The suit and counter-claims were filed in United States District Court, Central District of California.

A former cleaning person for the Company's leased premises in California has sued the Company and others in the Superior Court of the State of California for the County of San Bernadino for alleged injuries on the Company's premises.

While it is not possible to predict with certainty the outcome of these cases, it is the opinion of management that these lawsuits, claims and proceedings which are pending against the Company are without merit or will not have a material adverse effect on the Company's operating results, liquidity or financial position.

ESCO  TRANSPORTATION  CO.



NOTE  L.   FINANCIAL  RESULTS  AND  LIQUIDITY

The Company has incurred net losses and working capital deficits in 1997 and 1998. To address these problems, management plans to increase profitability by implementing budgetary controls, accountability procedures, and improving billing. Management also plans to improve cash flows through better collections of accounts receivable and reduce short-term debt. In addition, management has obtained written assurance from its factoring source to continue to provide working capital financing through December 31, 1999.




NOTE  M.   RELATED  PARTY  TRANSACTIONS

In May 1998, the Company purchased 4,000,000 shares of the Company's common stock for $1,198,000 or 29.95 cents per share, from a related party, in exchange for a note, including interest, to be paid over eight years. On December 31, 1998, the chief executive officer and majority stockholder of the Company assumed the promissory note, which then had a balance due of $960,000, in exchange for 3,200,000 shares of the Company's common stock. An additional 800,000 shares was also issued to the same individual at the same time in exchange for a note receivable back to the Company for $265,991. Additional loans from the Company to this shareholder and his immediate family members totaled $469,156, less $70,319 owed to the shareholder of which $200,150 was repaid during 1998, resulting in an ending balance receivable by the Company of $464,678 at December 31, 1998. $413,385, which is related to the stock purchase is shown as a reduction in shareholders' equity.

A manager of the Company provided computer consulting services to the Company in 1998 and was paid approximately $102,000 for these services, which included sales of hardware to the Company.




NOTE  N.  EMPLOYEE  BENEFITS  PLAN

The Company established a defined contribution profit sharing plan for the benefit of its employees in 1998. There were no Company contributions, which are voluntary, in 1998.

ESCO  TRANSPORTATION  CO.



NOTE  O.   SUBSEQUENT  EVENTS

Subsequent to year end, the Company agreed to grant to a key employee a series of five stock options ranging from 25,000 shares to 50,000 shares at $.25 per share contingent on the accomplishment of certain milestones relating to restructuring debt and profitability. Each option will be granted within 30 days of the accomplishment of the event and exercisable within one year of the issuance date. Options for 225,000 shares could be granted under this agreement.

At management's discretion, a stock bonus was awarded on January 1, 1999 of 126,500 shares to employees with two years of service based on their position with the Company. Individual awards ranged from 25,000 shares to 500 shares.

In January 1999, the Board of Directors of the Company authorized changes to bylaws which, among other things, increased the authorized capital stock of the Company to $35,000 consisting of 20 million shares of common stock and 15 million shares of preferred stock at a par value of $.001 per share.

In February 1999, 1,200,000 shares of common stock were issued to a new executive pursuant to an employment agreement subject to a three year vesting arrangement which causes the executive to forfeit a portion of the stock previously issued in the event of termination of employment for certain reasons. The agreement also obligates the Company to pay the executive's base salary for three years as long as the agreement is in effect.




NOTE  P.  SEGMENT  INFORMATION  -  ENTERPRISE  WIDE  DISCLOSURES

The following table presents 1998 revenue from external customers for each of the Company's groups of services. In 1997, the Company did not maintain summarized internal records of revenue by service to external customers and it would be impractical to reconstruct this information.

Intermodal     $14,031,980
Over-The-Road   11,325,768
Other            1,878,708
               -----------

               $27,236,456
               ===========

ESCO  TRANSPORTATION  CO.



NOTE  P.  SEGMENT  INFORMATION  -  ENTERPRISE  WIDE  DISCLOSURES  -  CONTINUED


The following table presents information about the Company's revenue (attributed to countries based on the location of the customer) and long-lived assets by geographic area:

                         1998                      1997
               ------------------------  ------------------------
                            Long-Lived                Long-Lived
                 Revenue      Assets       Revenue      Assets
               -----------  -----------  -----------  -----------
United States  $27,236,456  $ 8,586,565  $22,741,988  $ 9,298,875
               ===========  ===========  ===========  ===========

Customers  providing  revenue  of  10  percent  or  more  were:

               1998        1997
            ----------  ----------
Customer A  $5,087,384  $3,870,000
Customer B   3,099,813   3,870,000
Customer C   2,817,415   2,729,000