Form 10QSB
period 1999-03-31
ESCO TRANSPORTATION CO
filed 1999-11-05
CIK 79839

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   (Mark One)
    [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 For the fiscal quarter ended     March 31, 1999
                                                  --------------

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
                                             ---         ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

      Common Stock, $ .001 Par Value                   14,179,112
      ------------------------------                   ----------
                 (Class)                  (Outstanding as of March 31, 1999)

The aggregate market value of the voting stock held by nonaffiliates of the Registrant on March 31, 1999 was approximately $5,011,045.

                                TABLE OF CONTENTS


PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements                                        Page
                                                                     ------

         Balance Sheets for the Three Months Ended March 31,
         1999 (unaudited) and for the Year Ended December 31, 1998        3
         (audited)

         Statements of Income for the Three Months Ended
         March 31, 1999 (unaudited)  and 1998 (unaudited)                 4

         Statements of Stockholders' Equity for the Three Months
         Ended March 31, 1999 (unaudited)
                                                                          5
         Statements of Cash Flows for the Three Months Ended
         March 31, 1999 (unaudited) and 1998 (unaudited)                  6

         Notes to the Financial Statements (unaudited)               7 - 11

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                             12

PART II  OTHER INFORMATION

Item 1.  Recent Developments in Legal Proceedings                        16

Item 2.  Changes in Securities                                           16

Item 3.  Defaults upon Senior Securities                                 16

Item 4.  Submission of Matters to a Vote of Security Holders             16

Item 5.  Other Information                                               16

Item 6.  Exhibits and Reports in Form 8-K                                16

         Signatures                                                      17

ESCO  TRANSPORTATION  CO.
Balance  Sheet

                                                March 31,1999    December 31,1998
                                               ---------------  ------------------
ASSETS                                           (Unaudited)        (Audited)
CURRENT ASSETS:
  Cash and Cash Equivalents                    $       89,956   $          25,833
  Accounts Receivable, Net of Allowance for
       Bad Debts of $472,253 in 1998 and
       $500,097 in 1999                             4,073,551           5,755,857
  Truck Maintenance Supplies                          113,327             106,058
  Notes Receivable - Stockholders                     645,429              51,293
  Prepaid Expenses - Current                          256,708             158,337
  Other Current Assets                                 89,747             128,697
                                               ---------------  ------------------
            TOTAL CURRENT ASSETS                    5,268,718           6,226,075
                                               ---------------  ------------------

PROPERTY AND EQUIPMENT
  Property and Equipment                           10,864,612          10,904,274
  Less Accumulated Depreciation                    (3,101,909)         (2,785,694)
                                               ---------------  ------------------
                                                    7,762,703           8,118,580
                                               ---------------  ------------------

OTHER ASSETS
  Prepaid Insurance - Net of Current Portion           64,500              64,500
  Other Assets - Non Current                          153,518             133,090
                                               ---------------  ------------------
     Total Other Assets                               218,018             197,590
                                               ---------------  ------------------

TOTAL ASSETS                                   $   13,249,439   $      14,542,245
                                               ===============  ==================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable - Trade                     $      763,202   $         756,895
  Accrued and Other Liabilities                       740,885             313,893
  Amounts Due Factor                                4,787,517           6,434,481
  Current Portion of Long-Term Debt                 1,857,332           1,860,814
                                               ---------------  ------------------
            TOTAL CURRENT LIABILITIES               8,148,936           9,366,083

LONG-TERM DEBT - NET OF CURRENT PORTION             4,479,253           4,978,916

DEFERRED INCOME TAXES                                       0                   0

COMMITMENTS                                                 0                   0
                                               ---------------  ------------------

TOTAL LIABILITIES                                  12,628,189          14,344,999
                                               ---------------  ------------------

STOCKHOLDERS' EQUITY
  Common Stock, $.0001 Par Value; 35,000,000
       Shares Authorized; 12,527,612 Shares
       Issued and Outstanding in 1998 and
       14,179,112 in 1999                               1,561               1,569
  Additional Paid-In Capital                        1,592,515             931,906
  Retained Earnings (Deficit)                        (458,590)           (318,844)
                                               ---------------  ------------------
                                                    1,135,486             614,631
  Less Note Receivable from Stockholder              (492,232)           (413,385)
  Less Treasury Stock, At Cost                        (22,004)             (4,000)
                                               ---------------  ------------------
            TOTAL STOCKHOLDERS' EQUITY                621,250             197,246
                                               ---------------  ------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $   13,249,439   $      14,542,245
                                               ===============  ==================


ESCO  TRANSPORTATION  CO.
Statements  of  Income
For  the  Three  Months  Ended  March  31,  1999  and  1998


                                                    1999          1998
                                                ------------  ------------
                                                 (Unaudited)  (Unaudited)
REVENUE:
  Freight Revenue                               $ 7,122,841   $ 5,819,735
  Oil and Gas Revenue                                 1,171         1,464
                                                ------------  ------------
       TOTAL REVENUE                              7,124,012     5,821,199
                                                ------------  ------------

EXPENSES:
  Cost of Freight Revenue                         4,861,439     4,265,291
  General Administrative Expenses                 1,712,600     1,296,091
  Depreciation and Depletion                        364,913       337,909
                                                ------------  ------------
       TOTAL EXPENSES                             6,938,952     5,899,291
                                                ------------  ------------
       OPERATING INCOME                             185,060       (78,092)

OTHER INCOME (EXPENSE)
  Interest Income                                     3,153             8
  Other Income                                        8,729         3,000
  Interest Expense                                 (329,695)     (278,293)
  Gain (Loss) on Sale of Assets                      (6,994)          150
                                                ------------  ------------
     Total Other Income                            (324,807)     (275,135)
                                                ------------  ------------
       NET INC. (LOSS) BEFORE TAXES                (139,747)     (353,227)

  Income Tax                                              0             0
                                                ------------  ------------

       NET INCOME (LOSS)                        $  (139,747)  $  (353,227)
                                                ============  ============

  Net Income (Loss) Per Share                   $    (0.011)  $     (.028)
                                                ============  ============

Weighted Average Number of Shares Outstanding    13,179,391    12,477,612


ESCO  TRANSPORTATION  CO.
Statement  of  Stockholders'  Equity
For the Three Months Ended March 31, 1999 (Unaudited)

                                                                                                      Note
                                                                Additional   Retained              Receivable
                                                                 Paid-In     Earnings   Treasury      From
                                                Common Stock     Capital     (Deficit)    Stock    Shareholder   Total
                                           -------------------  ----------  ----------  ---------  ----------  ----------
                                             Shares     Amount
                                           ----------  -------
Balance at December 31, 1998               12,527,612  $1,569   $  931,906  $(318,844)  $ (4,000)  $(413,385)  $ 197,246
Correction                                          0    (174)         174          0          0           0           0
Acquistion                                    100,000      10       39,990          0          0           0      40,000
Stock Issued Under Management Incentive     1,425,000     143      569,858          0          0           0     570,001
Advances to Stockholder - Stock Purchase            0       0            0          0          0     (78,847)    (78,847)
Employee Stock Bonus                          126,500      13       50,587          0          0           0      50,600
Treasury Stock                                      0       0            0          0    (18,004)          0     (18,004)
Net (Loss)                                          0       0            0   (139,746)         0           0    (139,746)
                                           ----------  -------  ----------  ----------  ---------  ----------  ----------
Balance at March 31, 1999                  14,179,112  $1,561   $1,592,515  $(458,590)  $(22,004)  $(492,232)  $ 621,250
                                           ==========  =======  ==========  ==========  =========  ==========  ==========


ESCO  TRANSPORTATION  CO.
Statements  of  Cash  Flows
For the Three Months Ended March 31, 1999 and 1998


                                                          1999         1998
                                                      ------------  ----------
                                                       (Unaudited)  (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Cash Provided by Operating Activities           $   644,711   $ 725,705

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of Property and Equipment                            0     (25,222)
  Other                                                         0      (1,093)
  Proceeds from Sale of Property and Equipment             43,542           0
  Shareholder Advance                                    (102,981)          0
                                                      ------------  ----------

  Net Cash Used in Investing Activities                   (59,439)    (26,315)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net Payments on Short-Term Debt                               0     (64,709)
  Net Payments on Long-Term Debt                         (503,145)   (494,404)
  Purchase Treasury Stock                                 (18,004)          0
                                                      ------------  ----------

Net Cash Provided (Used) by Financing Activities         (521,149)   (559,113)
                                                      ------------  ----------

Net Increase in Cash and Cash Equivalents                  64,123     140,277


CASH AND CASH EQUIVALENTS, AT BEGINNING OF YEAR            25,833      22,678
                                                      ------------  ----------

CASH AND CASH EQUIVALENTS, AT END OF PERIOD           $    89,956   $ 162,955
                                                      ============  ==========

Non Cash Transactions:
  Stock Issued to Acquire Business                    $    40,000   $  21,000
  Stock Issued Under Management Incentive Agreement       570,001           0
  Stock Issued  to Employees                               50,600      47,439
                                                      ------------  ----------
      Total Non-Cash Transactions                     $   660,601   $  68,439
                                                      ============  ==========

ESCO  TRANSPORTATION  CO.
Notes  to  the  Financial  Statements
March  31,  1999  (Unaudited)


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

C.     Revenue  Recognition
       --------------------

Revenue  and  direct  costs  are  recognized  when  the  shipment  is completed.

ESCO  TRANSPORTATION  CO.
Notes  to  the  Financial  Statements
March  31,  1999  (Unaudited)


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

F.     Oil  and  Gas  Properties
       -------------------------

The Company accounts for its oil and gas exploration and development activities using the successful efforts method. Under this method of accounting, exploratory drilling costs which result in the discovery of proved reserves are capitalized. All other exploratory costs, including geological and geophysical costs, are expensed when incurred. Development costs, including development of dry holes, are capitalized when incurred. The Company incurred no exploration and development costs during the three months ended March 31, 1999.

Depletion of capitalized costs on producing properties is computed on a property-by-property basis utilizing the unit-of-production method. Depletion expense was $1,496 for 1999 and $1,494 for 1998.

Lease acquisition costs are capitalized when incurred. Leasehold improvements are recognized through a charge to operations if the lease expires or management decides to abandon the Company's interest.

When assets are retired, abandoned or otherwise disposed of, the related costs and accumulated depreciation are removed from the accounts, and gain or loss is included in income.

ESCO  TRANSPORTATION  CO.
Notes  to  the  Financial  Statements
March  31,  1999  (Unaudited)


Note  3  -  Summary  of  Significant  Accounting  Policies  (Continued)
-----------------------------------------------------------------------

G.     Income  Taxes
       -------------

The Company uses the liability method of accounting for income taxes under which deferred tax assets and liabilities are recognized for deductible temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. For the three months ended March 31, 1999, net operating loss benefits were offset by a valuation allowance.

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

J.     Fair  Value  of  Financial  Instruments
       ---------------------------------------

The Company has a number of financial instruments, none of which are held for trading purposes. The Company estimates that the fair value of all financial instruments at March 31, 1999 does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgement is necessarily required in interpreting market data to develop the estimates of fair value, and, accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in the current market exchange.

ESCO  TRANSPORTATION  CO.
Notes  to  the  Financial  Statements
March  31,  1999  (Unaudited)


Note  4  -  Property  and  Equipment
------------------------------------

Property  and  equipment  consists  of  the  following:

                                 Balance at    Balance at
         Description              3/31/99       12/31/98
------------------------------  ------------  ------------
Land                            $   706,369   $   706,370
Buildings and Improvements           13,554        13,554
Office Equipment                    304,517       300,007
Communications Equipment            356,868       356,869
Furniture and Fixtures               30,133        30,133
Trucks, Tractors, and Trailers    9,128,443     9,099,802
Yard Equipment                      324,728       397,539
                                ------------  ------------
                                 10,864,612    10,904,274
Less Accumulated Depreciation    (3,101,909)   (2,785,694)
                                              ------------
                                $ 7,762,703   $ 8,118,580
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

Due primarily to the repurchase feature of the factoring agreement, the Company accounts for the factored accounts receivable as a secured borrowing rather than a sale. Many receivables are not collected within ninety days and have to be repurchased by the Company. As of March 31, 1999, the total amount due to the factor is $4,787,517.

The following schedule summarizes the Company's long-term debt and capital leases.

                                          Balance at
         Description                       3/31/99
----------------------------------------  -----------
Stockholder Notes Payable                 $         0
Notes Payable and Capital Leases Payable    6,336,585
                                          -----------
                                          $ 6,336,585
                                          ===========

ESCO  TRANSPORTATION  CO.
Notes  to  the  Financial  Statements
March  31,  1999  (Unaudited)


Note  6  -  Segment  Information
--------------------------------

The following represents the 1999 segment information by each of the Company's segments or groups of services.

                                    Quarter      Quarter
                                     Ended        Ended
                                    3/31/99      3/31/98
                                  -----------  -----------
Revenue from External Customers:
     Intermodal                   $4,393,020   $2,913,631
     Over the Road                 2,730,992    2,907,568
     Combined Revenue             $7,124,012   $5,821,199
                                  ===========  ===========

                                     Quarter      Quarter
                                      Ended        Ended
                                     3/31/99      3/31/98
                                  -----------  -----------
Net Income:
     Intermodal                   $    4,240   $ (292,501)
     Over the Road                  (143,987)     (60,726)
     Combined Net Income          $ (139,747)  $ (353,227)
                                  ===========  ===========

                                     3/31/99      3/31/98
                                  -----------  -----------
Total Net Long Lived Assets:
     Intermodal                   $6,690,526      Not
     Over the Road                 1,072,171   Available
     Combined Net Assets          $7,762,703
                                  ===========

The information for segmented long lived assets is not readily available for 1998.

Differences  in  the  basis  of  segmentation
---------------------------------------------

During the quarter ended March 31, 1999, the Company began segregating its operations between the intermodal and the over the road divisions. For the annual report ended December 31, 1998, the Company did not segregate its operations in this manner and reported only one segment.

For the period ended March 31, 1999, all of the Company's operations are conducted within the United States.

ITEM  2.    Management's  Discussion  and  Analysis  or  Plan  of  Operation


OVERVIEW
--------

During the first quarter of 1999, the Company began to implement substantial changes its operating plans and directions for 1999. Effective March 1, 1999, the Company formed a new management team consisting of Edwis Selph. Sr. as the new Chief Executive Officer, Robert Weaver as the new President and Chief Operating Officer, and Robert Darilek, CPA, as the Chief Financial Officer. The team's short-term objectives were to evaluate the Company's operations and establish long- and short-term goals for the Company. Initially, the team evaluated activities and procedures in place through the first quarter of 1999 and assisted with the year-end closeout. The new team has been able to identify problems in the Company's processes for billing and collecting accessorials in addition to determining the need to formalize an operating plan and budget. Through the end of the first quarter, the team prepared an operating budget, identified new lines of authority and directed each terminal manager with new objectives and responsibilities, including fiscal responsibilities, and evaluated staffing and overall needs at each location. In addition, the new team plans to identify potential acquisition targets of the Company to grow revenues in the future, and identify opportunities to increase business through relationships and expansion of business in existing operating areas.

OPERATIONS
----------

The Company operated at a loss for the first quarter with a substantial part attributed to the booking of additional reserves to offset potential billing errors which occurred during the first quarter of 1999. The management team worked with the Company auditors to increase reserves through December 31, 1998 in an amount exceeding $300,000 and during the first quarter of 1999, increase the reserves by an additional $30,000.

Management is also in the process of developing a long-range business plan for the Company, including the evaluation of additional capital needs and refinancing requirements.

Some of the key operational results that occurred in the first quarter are as follows:

1. The Company continued to incur losses during the first quarter and continued to use its factoring line with Commercial Billing Services to fund its receivables and provide necessary cash flow to maintain current payments on long and short-term debt. The general and administrative costs as a percentage of total revenue increased over the first quarter of 1998 primarily due to costs associated with the new management team and additional increases in the accessorial adjustments. Although the first quarter of 1999 showed a net operating loss, operating income was 2.6% of revenue which represented an improvement over prior years. Management anticipates this number to increase through the balance of 1999.

2. Because the Company continued to incur losses during the first quarter, it continued to use its factoring line of credit with Commercial Billing Services to fund its billings and provide the necessary cashflow to maintain current payments on its long-term debt.

ITEM 2.    Management's Discussion and Analysis or Plan of Operation (Continued)

-----------------------

3. Revenue for the first quarter increased by approximately $1,302,000 over 1998, representing an approximate 22% increase. The first quarter historically represents a period of reduced activity for the Company but the first quarter of 1999 shows better than expected growth.

4. During the first quarter, the Company also added a collections manager. The Company anticipates seeing improved cashflow from collections of past-due balances, particularly those balances that are outside the credit terms with its factoring company.


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

ITEM 2.    Management's Discussion and Analysis or Plan of Operation (Continued)

------------------------------

The Company is utilizing and will continue to utilize both internal and external resources to reprogram or replace its computer systems such that the systems can be expected to be Year 2000 compliant in advance of respective critical dates. During the three months ended March 31, 1999, the Company capitalized $29,310 with respect to new software purchases and installations which are Year 2000 compliant. The total estimated remaining cost of modification of existing software and new Year 2000 compliant systems is $300,000 which includes costs attributable to the planned purchase and implementation of a new accounting and dispatch system. The cost of this new software is being capitalized. The level of expense anticipated in connection with Year 2000 issues is not expected to have a material effect on the Company's result of operations. The costs of the Company's Year 2000 compliance efforts are expected to be funded out of both operating cash flow and outside financing.

During the quarter ended March 31, 1999, the Company continued to implement its Year 2000 plan. The progress made was in accordance with the plan, including progress on the new system which is expected to go online on or before December 1999. There was no new information which came to management's attention that would indicate that the plan should be altered significantly or that the plan would not be successful in the time frame prescribed by the plan.

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

CORPORATE  FILINGS
------------------

The Company filed an amendment to its Articles of Incorporation in January 1999 to clarify the authorized capital stock in the Articles; 20,000,000 shares of common and 15,000,000 of preferred.

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


_____________________________                    _____________________________
Edwis  L.  Selph,  Sr.                           Date
Chairman  of  the  Board

_____________________________                    _____________________________
Robert  Weaver                                   Date
President

______________________________                   _____________________________
Robert  F.  Darilek,  CPA                        Date
Chief  Financial  Officer