Form 10QSB
period 1999-06-30
ESCO TRANSPORTATION CO
filed 1999-11-05
CIK 79839

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   (Mark One)
    [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 For the fiscal quarter ended     June 30, 1999
                                                  -------------

                                       OR

    [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from          to

                       Commission file number:     0-2882
                                                   ------

                             ESCO TRANSPORTATION CO.
                             -----------------------
             (Exact name of registrant as specified in its charter)

               DELAWARE                              55-0257510
     ------------------------------     -----------------------------------
    (State or other jurisdiction of     (I.R.S. Employer Identification no.)
     incorporation or organization)

                6505 HOMESTEAD
                HOUSTON, TEXAS                          77028
     --------------------------------------            -------
    (Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code:  (713) 635-1008
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
                                             ---        ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

     Common Stock, $ .001 Par Value                      14,179,112
     ------------------------------                      ----------
                (Class)                      (Outstanding as of June 30, 1999)

The aggregate market value of the voting stock held by nonaffiliates of the Registrant on June 30, 1999 was approximately $ 4,117,612.

                                TABLE OF CONTENTS

PART  I     FINANCIAL  INFORMATION


Item 1.                     Financial Statements                      Page
                                                                     ------

         Balance Sheets for the Three Months Ended June 30,
         1999 (unaudited) and for the Year Ended December 31, 1998        3
         (audited)

         Statements of Income for the Three Months Ended
         June 30, 1999 (unaudited)  and 1998 (unaudited)                  4

         Statements of Stockholders' Equity for the Three Months
         Ended June 30, 1999 (unaudited)
                                                                          5
         Statements of Cash Flows for the Three Months Ended
         June 30, 1999 (unaudited) and 1998 (unaudited)                   6

         Notes to the Financial Statements (unaudited)               7 - 11

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                             12

PART II  OTHER INFORMATION

Item 1.  Recent Developments in Legal Proceedings                        16

Item 2.  Changes in Securities                                           16

Item 3.  Defaults upon Senior Securities                                 16

Item 4.  Submission of Matters to a Vote of Security Holders             16

Item 5.  Other Information                                               16

Item 6.  Exhibits and Reports in Form 8-K                                16

         Signatures                                                      17

PART  I     FINANCIAL  INFORMATION

Item 1.

ESCO  TRANSPORTATION  CO.
Balance  Sheets


                                                              June 30, 1999    December 31, 1998
                                                             ---------------  -------------------
ASSETS                                                         (Unaudited)         (Audited)
CURRENT ASSETS:
  Cash and Cash Equivalents                                  $      (37,025)  $           25,833
  Accounts Receivable, Net of Allowance for
       Bad Debts of $472,253 in 1998 and
       $402,495 in 1999                                           4,689,317            5,755,857
  Truck Maintenance Supplies                                        136,951              106,058
  Notes Receivable - Stockholders                                   726,210               51,293
  Prepaid Expenses - Current                                        224,217              158,337
  Other Current Assets                                              245,587              128,697
                                                             ---------------  -------------------
            TOTAL CURRENT ASSETS                                  5,985,257            6,226,075
                                                             ---------------  -------------------

PROPERTY AND EQUIPMENT
  Property and Equipment                                         10,675,017           10,904,274
  Less Accumulated Depreciation                                  (3,300,715)          (2,785,694)
                                                             ---------------  -------------------
                                                                  7,374,302            8,118,580
                                                             ---------------  -------------------

OTHER ASSETS
  Prepaid Insurance - Net of Current Portion                              0               64,500
  Other Assets - Non Current                                        133,946              133,090
                                                             ---------------  -------------------
                                                                    133,946              197,590
                                                             ---------------  -------------------

TOTAL ASSETS                                                 $   13,493,505   $       14,542,245
                                                             ===============  ===================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable - Trade                                   $      729,634   $          756,895
  Accrued and Other Liabilities                                     799,577              313,893
  Amounts Due Factor                                              5,364,675            6,434,481
  Current Portion of Long-Term Debt                               1,855,975            1,860,814
                                                             ---------------  -------------------
            TOTAL CURRENT LIABILITIES                             8,749,861            9,366,083
                                                             ---------------  -------------------

LONG-TERM DEBT - NET OF CURRENT PORTION                           3,931,328            4,978,916

DEFERRED INCOME TAXES                                                     0                    0

COMMITMENTS                                                               0                    0

STOCKHOLDERS' EQUITY
  Common Stock, $.0001 Par Value; 35,000,000
       Shares Authorized; 14,179,112 and 12,527,612 Shares
       Issued and Outstanding in 1999 and 1998                        1,561                1,569
  Additional Paid-In Capital                                      1,592,515              931,906
  Retained Earnings (Deficit)                                      (236,275)            (318,844)
                                                             ---------------  -------------------
                                                                  1,357,801              614,631
  Less Note Receivable from Stockholders                           (523,481)            (413,385)
  Less Treasury Stock, At Cost                                      (22,004)              (4,000)
                                                             ---------------  -------------------
            TOTAL STOCKHOLDERS' EQUITY                              812,316              197,246
                                                             ---------------  -------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $   13,493,505   $       14,542,245
                                                             ===============  ===================

ESCO  TRANSPORTATION  CO.
Statements  of  Income
For the Three and Six Months Ended
 June 30, 1999 and 1998

                                                   FOR THE THREE MONTHS         FOR THE SIX MONTHS
                                                       ENDED JUNE 30               ENDED JUNE 30
                                                    1999          1998          1999          1998
                                                ------------  ------------  ------------  ------------
                                                 (Unaudited)  (Unaudited)   (Unaudited)   (Unaudited)
REVENUE:
  Freight Revenue                               $ 8,455,025   $ 6,731,585   $15,577,866   $12,642,345
  Oil and Gas Revenue                                   963         1,116         2,134         2,580
                                                ------------  ------------  ------------  ------------
       TOTAL REVENUE                              8,455,988     6,732,701    15,580,000    12,644,925
                                                ------------  ------------  ------------  ------------

EXPENSES:
  Cost of Freight Revenue                         5,914,582     4,857,425    10,776,020     9,047,124
  General Administrative Expenses                 1,678,890     1,285,575     3,391,490     2,581,667
  Depreciation and Depletion                        368,400       338,888       733,313       676,797
                                                ------------  ------------  ------------  ------------
       TOTAL EXPENSES                             7,961,872     6,481,888    14,900,823    12,305,588
                                                ------------  ------------  ------------  ------------
       OPERATING INCOME                             494,116       250,813       679,177       339,337

OTHER INCOME (EXPENSE)
  Interest Income                                     9,837         1,733        12,990         1,741
  Other Income                                        6,289         8,700        15,016        11,700
  Interest Expense                                 (339,163)     (344,703)     (668,858)     (622,996)
  Gain (Loss) on Sale of Assets                      51,237        80,125        44,244        80,275
                                                ------------  ------------  ------------  ------------
                                                   (271,800)     (254,145)     (596,608)     (529,280)
                                                ------------  ------------  ------------  ------------
       NET INC. (LOSS) BEFORE TAXES                 222,316        (3,332)       82,569      (189,943)

  Income Tax                                              0             0             0             0
                                                ------------  ------------  ------------  ------------

       NET INCOME (LOSS)                        $   222,316   $    (3,332)  $    82,569   $  (189,943)
                                                ============  ============  ============  ============

  Net Income (Loss) Per Share                   $     0.016   $    (0.000)  $     0.006   $    (0.015)
                                                ============  ============  ============  ============

Weighted Average Number of Shares Outstanding    14,179,112    12,511,678    13,682,013    12,494,739

ESCO  TRANSPORTATION  CO.
Statement  of  Stockholders'  Equity
For the Six Months Ended June 30, 1999 (Unaudited)

                                                                                                     Note
                                                               Additional   Retained               Receivable
                                                                 Paid-In    Earnings    Treasury     From
                                              Common Stock       Capital    (Deficit)    Stock     Shareholder   Total
                                           -------------------  ----------  ----------  ---------  ----------  ----------
                                             Shares     Amount
                                           ----------  -------
Balance at December 31, 1998               12,527,612  $1,569   $  931,906  $(318,844)  $ (4,000)  $(413,385)  $ 197,246
Correction                                          0    (174)         174          0          0           0           0
Acquisition                                   100,000      10       39,990          0          0           0      40,000
Stock Issued Under Management Incentive     1,425,000     143      569,858          0          0           0     570,001
Advances to Stockholder - Stock Purchase            0       0            0          0          0    (110,096)   (110,096)
Employee Stock Bonus                          126,500      13       50,587          0          0           0      50,600
Purchase of Treasury Stock                          0       0            0          0    (18,004)          0     (18,004)
Net Income (Loss)                                   0       0            0     82,569          0           0      82,569
                                           ----------  -------  ----------  ----------  ---------  ----------  ----------
Balance at June 30, 1999                   14,179,112  $1,561   $1,592,515  $(236,275)  $(22,004)  $(523,481)  $ 812,316
                                           ==========  =======  ==========  ==========  =========  ==========  ==========

ESCO  TRANSPORTATION  CO.
Statements  of  Cash  Flows
For the Six Months Ended June 30, 1999 and 1998


                                                           1999          1998
                                                       ------------  ------------
                                                        (Unaudited)  (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Cash Provided by Operating Activities            $ 1,093,232   $ 1,457,427

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of Property and Equipment                      (136,194)      (44,228)
  Proceeds from Sale of Property and Equipment             270,547       220,903
  Stockholder Advance                                     (220,012)     (198,301)
  Purchase Non-Compete  Agreement                                0      (135,560)
                                                       ------------  ------------
  Net Cash Used in Investing Activities                    (85,659)     (157,186)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net Payments on Short-Term Debt                                0       (70,319)
  Net Payments on Long-Term Debt                        (1,093,650)   (1,100,676)
  Proceeds from Capital Leases                              53,934             0
  Payments on Capital Leases                               (12,711)            0
  Purchase Treasury Stock                                  (18,004)            0
                                                       ------------  ------------
Net Cash Provided (Used) by Financing Activities        (1,070,431)   (1,170,995)
                                                       ------------  ------------
Net Increase in Cash and Cash Equivalents                  (62,858)      129,246

CASH AND CASH EQUIVALENTS, AT BEGINNING OF YEAR             25,833        22,678
                                                       ------------  ------------
CASH AND CASH EQUIVALENTS, AT END OF PERIOD            $   (37,025)  $   151,924
                                                       ============  ============
Non Cash Transactions:
  Stock issued to acquire business                     $    40,000   $    21,000
  Stock issued under management incentive agreements       570,001             0
  Stock issued to Employees                                 50,600        47,439
                                                       ------------  ------------
      Total Non-Cash Transactions                      $   660,601   $    68,439
                                                       ============  ============

ESCO  TRANSPORTATION  CO.
Notes  to  the  Financial  Statements
June  30,  1999  (Unaudited)


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

C.   Revenue  Recognition
     --------------------

     Revenue and direct costs are recognized when the shipment is completed.

ESCO  TRANSPORTATION  CO.
Notes  to  the  Financial  Statements
June  30,  1999  (Unaudited)


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

F.   Oil  and  Gas  Properties
     -------------------------

     The Company accounts for its oil and gas exploration and development activities using the successful efforts method. Under this method of accounting, exploratory drilling costs which result in the discovery of proved reserves are capitalized. All other exploratory costs, including geological and geophysical costs, are expensed when incurred. Development costs, including development of dry holes, are capitalized when incurred. The Company incurred no exploration and development costs during the six months ended June 30, 1999.

     Depletion of  capitalized  costs on producing  properties  is computed on a
     property-by-property   basis  utilizing  the   unit-of-production   method.
     Depletion expense was $2,992 for 1999 and $2,988 for 1998.

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

ESCO  TRANSPORTATION  CO.
Notes  to  the  Financial  Statements
June  30,  1999  (Unaudited)


Note  3  -  Summary  of  Significant  Accounting  Policies  (Continued)
-----------------------------------------------------------------------

G.   Income  Taxes
     -------------

     The Company uses the liability method of accounting for income taxes under which deferred tax assets and liabilities are recognized for deductible temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis.
     Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. For the six months ended June 30, 1999, net operating loss benefits were offset by a valuation allowance.

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

J.   Fair  Value  of  Financial  Instruments
     ---------------------------------------

     The Company has a number of financial instruments, none of which are held for trading purposes. The Company estimates that the fair value of all financial instruments at June 30, 1999 does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgement is necessarily required in interpreting market data to develop the estimates of fair value, and, accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in the current market exchange.

ESCO  TRANSPORTATION  CO.
Notes  to  the  Financial  Statements
June  30,  1999  (Unaudited)


Note  4  -  Property  and  Equipment
------------------------------------

Property  and  equipment  consists  of  the  following:

                                 Balance at    Balance at
        Description               6/30/99       12/31/98
------------------------------  ------------  ------------
Land                            $   706,369   $   706,370
Buildings and Improvements           13,554        13,554
Office Equipment                    322,812       300,007
Communications Equipment            363,682       356,869
Furniture and Fixtures               30,133        30,133
Trucks, Tractors, and Trailers    8,999,379     9,099,802
Yard Equipment                      239,088       397,539
                                ------------  ------------
                                 10,675,017    10,904,274
Less Accumulated Depreciation    (3,300,715)   (2,785,694)
                                ------------  ------------
                                $ 7,374,302   $ 8,118,580
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

Due primarily to the repurchase feature of the factoring agreement, the Company accounts for the factored accounts receivable as a secured borrowing rather than a sale. Many receivables are not collected within ninety days and have to be repurchased by the Company. As of June 30, 1999, the total amount due to the factor is $5,364,675.

The following schedule summarizes the Company's long-term debt and capital leases.

                                          Balance at
             Description                    6/30/99
----------------------------------------  -----------
Stockholder Notes Payable                 $         0
Notes Payable and Capital Leases Payable    5,787,303
                                          -----------
                                          $ 5,787,303
                                          ===========

ESCO  TRANSPORTATION  CO.
Notes  to  the  Financial  Statements
June  30,  1999  (Unaudited)


Note  6  -  Segment  Information
--------------------------------

The following represents the 1999 segment information by each of the Company's segments or groups of services.

                                    Quarter      Quarter      Six Months    Six Months
                                     Ended        Ended         ended         ended
                                    6/30/99      6/30/98       6/30/99       6/30/98
                                  -----------  ------------  ------------  ------------
Revenue from External Customers:
     Intermodal                   $5,124,214   $ 3,787,107   $ 9,517,224   $ 6,791,763
     Over the Road                 3,331,784     2,945,594     6,062,776     5,853,162
     Combined Revenue             $8,455,998   $ 6,732,701   $15,580,000   $12,644,925
                                  ===========  ============  ============  ============

                                    Quarter      Quarter      Six Months    Six Months
                                     Ended        Ended         ended         ended
                                    6/30/99      6/30/98       6/30/99       6/30/98
                                  -----------  ------------  ------------  ------------
Net Income:
     Intermodal                   $  228,054   $   137,978   $   232,294   $    12,093
     Over the Road                    (5,738)     (141,310)     (149,725)     (202,036)
     Combined Net Income          $  222,316   $    (3,332)  $    82,569   $  (189,943)
                                  ===========  ============  ============  ============

                                                                 6/30/99       6/30/98
                                                              -----------  ------------
Total Net Long Lived Assets:
     Intermodal                                               $6,469,451        Not
     Over the Road                                               904,851     Available
                                                              -----------
     Combined Net Assets                                      $7,374,302
                                                              ===========

The  information  for  segmented  long  lived  assets is not available for 1998.

Differences  in  the  Basis  of  Segmentation
---------------------------------------------

During the quarter ended June 30, 1999, the Company began segregating its operations between the intermodal and the over the road divisions. For the annual report ended December 31, 1998, the Company did not segregate its operations in this manner and reported only one segment.

For the period ended June 30, 1999, all of the Company's operations are conducted within the United States.

ITEM  2.     Management's  Discussion  and  Analysis  or  Plan  of  Operation


OVERVIEW
--------

During the second quarter of 1999, the Company continued to implement numerous changes resulting from input of the new management team. These changes included the following:

a. The addition of a new Vice President of Operations to review processes at all locations and ensure procedures are in place to identify and correct billing errors. The new Vice President of Operations' responsibilities also includes oversight of processes to improve on-time performance and accountability of the terminal managers.

b. The addition of a new corporate Controller to monitor day-to-day accounting department operations. The short-term objectives of the accounting department are to improve monthly reporting processes and ensure proper cutoffs on a monthly basis. The Company has also implemented procedures to forward financial data timely to the department managers, which allows for timely adjustments, and issuing weekly reports on actual versus budgeted revenue.

Management continues to expand its opportunities for growth and signed a letter of intent to acquire Panther Lines, Inc. and Value Distribution, Inc. (See December 31, 1998 Form 10-KSB, MD&A Discussion incorporated herein by reference.) Management plans to continue negotiations with investors to add working capital to the Company through additional debt on equity contributions.

OPERATIONS
----------

The operating results for the second quarter resulted in an operating income of $222,000, which primarily resulted in a substantial decline in accessorial adjustments and increased revenue for the quarter. Revenue increased by $1,723,000 or 25% over 1998. The net results were substantially ahead of budget and the Company will continue to expand business opportunities to facilitate profitability for the remainder of 1999.

Administrative costs for the second quarter decreased from the first quarter primarily because of a decline in accessorial adjustments. Certain administrative costs increased, including the cost of the additional management team and audit costs that were incurred during this period.

During the second quarter, the management team identified a new financial and dispatch system which will network all offices to a centralized location at the corporate headquarters in Houston, Texas. Management is proceeding to map a timeline to implement the software before the end of 1999. (See Year 2000 Issue.)

By the end of the second quarter, the Company began to experience improvement in its operations and see improvement in cash collections from the collections manager. The Company fully intends to continue this management strategy and identify areas of cost containment, including evaluation of personnel needs, and the consideration of methods in which to reduce overall administrative costs during the remaining quarters of 1999.

ITEM  2.     Management's  Discussion  and  Analysis  or  Plan  of  Operation
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

The Company is currently involved in discussion with important suppliers, business partners, customers, and other third parties to determine the extend to which the Company may be vulnerable to the failure of these parties to identify and correct their own Year 2000 issues. In the ongoing acquisition of software and hardware installations, the Company generally requests that its vendors certify the Year 2000 compliance of acquired products. The Company believes that its own software vendors are Year 2000 compliant.

The Company is utilizing and will continue to utilize both internal and external resources to reprogram or replace its computer systems such that the systems can be expected to be Year 2000 compliant in advance of respective critical dates. During the six months ended June 30, 1999, the Company expensed $17,920 with respect to Year 2000 compliance and capitalized $29,310 with respect to new software purchases and installations which are Year 2000 compliant. The total estimated remaining cost of modification of existing software and new Year 2000 compliant systems is $300,000 which includes costs attributable to the planned purchase and implementation of a new accounting and dispatch system. The cost of this new software is being capitalized. The level of expense anticipated in connection with Year 2000 issues is not expected to have a material effect on the Company's result of operations. The costs of the Company's Year 2000 compliance efforts are expected to be funded out of both operating cash flow and outside financing.

ITEM  2.     Management's  Discussion  and  Analysis  or  Plan  of  Operation
(Continued)


YEAR  2000  ISSUE  (CONTINUED)
------------------------------

During the quarter ended June 30, 1999, the Company continued to implement its Year 2000 plan. The progress made was in accordance with the plan, including progress on the new system which is expected to go online on or before December 1999. There was no new information which came to management's attention that would indicate that the plan should be altered significantly or that the plan would not be successful in the time frame prescribed by the plan.

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

STOCKHOLDER  ADVANCES
---------------------

As noted in Note M to the financial statements in the December 31, 1998 10-KSB, the Company has and continues to advance funds to a major stockholder for the purchase of company shares owned by the stockholder. As also noted in the December 31, 1998 10-KSB MD&A discussion, the Company has signed a letter of intent to acquire Panther Lines, Inc and Value Distribution, Inc. in Los Angeles and Stockton, California. As part of the purchase transaction, the stockholder has agreed to contribute 1,000,000 shares of common stock to facilitate the transaction and reduce or eliminate any receivable due from the stockholder.

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