Form 10QSB
period 1999-09-30
ESCO TRANSPORTATION CO
filed 2000-03-30
CIK 79839

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   (Mark One)
    [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

               For the fiscal quarter ended     September 30, 1999
                                                ------------------

                                       OR

[     ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the transition period from          to
                                                  ---------   -----------
                       Commission file number:     0-2882
                                                   ------

                             ESCO TRANSPORTATION CO.
             (Exact name of registrant as specified in its charter)

                             DELAWARE             55-0257510
                             --------             ----------
    (State or other jurisdiction of     (I.R.S. Employer Identification no.)
                         incorporation or organization)

                             6505 HOMESTEAD
                             HOUSTON, TEXAS               77028
                            --------------                -----
             (Address of principal executive offices)     (Zip Code)

Registrant's  telephone  number,  including  area  code:  (713)  635-1008
                                                          ---------------

          Securities registered pursuant to Section 12 (b) of the Act:

                                      NONE

          Securities registered pursuant to Section 12 (g) of the Act:
                     Common Stock $ .001 par value per share
                     ---------------------------------------
                                 Title of class
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements  for  the  past  90  days.  Yes    X   No.
                                              -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

                  Common Stock, $ .001 Par Value     14,179,112
                  ------------------------------     ----------
                              (Class)     (Outstanding as of September 30, 1999)

The aggregate market value of the voting stock held by nonaffiliates of the Registrant on September 30, 1999 was approximately $ 4,111,943.

TABLE  OF  CONTENTS

PART  I     FINANCIAL  INFORMATION

Item  1.     Financial  Statements     Page
                                       ----

     Balance  Sheets  for  the  Nine  Months  Ended  September  30,
          1999  (unaudited)  and  for  the  Year  Ended  December 31, 1998     3
          (audited)

     Statements  of  Income  for  the  Nine  Months  Ended
          September  30,  1999  (unaudited)  and  1998  (unaudited)            4

     Statements  of  Stockholders'  Equity  for  the  Nine  Months
          Ended  September  30,  1999  (unaudited)                             5

     Statements  of  Cash  Flows  for  the  Nine  Months  Ended
          September  30,  1999  (unaudited)  and  1998  (unaudited)            6

     Notes  to  the  Financial  Statements  (unaudited)                 7  -  11

Item  2.  Management's  Discussion  and  Analysis  of  Financial
          Condition  and  Results  of  Operations                             12

PART  II     OTHER  INFORMATION

Item  1.     Recent  Developments  in  Legal  Proceedings                     18

Item  2.     Changes  in  Securities                                          18

Item  3.     Defaults  upon  Senior  Securities                               18

Item  4.     Submission  of  Matters  to  a  Vote  of  Security  Holders      18

Item  5.     Other  Information                                               18

Item  6.     Exhibits  and  Reports  in  Form  8-K                            18

     Signatures                                                               19

PART  I     FINANCIAL  INFORMATION

ITEM  1.     Financial  Statements

ESCO TRANSPORTATION CO.
BALANCE SHEET
                                                             SEPTEMBER 30,1999    DECEMBER 31,1998
ASSETS                                                          (UNAUDITED)           (AUDITED)

CURRENT ASSETS:
  CASH AND CASH EQUIVALENTS                                  $           54,218   $          25,833
  ACCOUNTS RECEIVABLE, NET OF ALLOWANCE FOR
       BAD DEBTS OF $472,253 IN 1998 AND
       $403,228 IN 1999                                               4,933,788           5,755,857
  TRUCK MAINTENANCE SUPPLIES                                            176,229             106,058
  NOTES RECEIVABLE - STOCKHOLDERS                                       781,026              51,293
  PREPAID EXPENSES - CURRENT                                            217,674             158,337
  OTHER CURRENT ASSETS                                                  272,089             128,697
                                                             -------------------  ------------------
            TOTAL CURRENT ASSETS                                      6,435,024           6,226,075
                                                             -------------------  ------------------
PROPERTY AND EQUIPMENT
  PROPERTY AND EQUIPMENT                                             12,209,511          10,904,274
  LESS ACCUMULATED DEPRECIATION                                      (3,660,495)         (2,785,694)
                                                             -------------------  ------------------
                                                                      8,549,016           8,118,580
                                                             -------------------  ------------------
OTHER ASSETS
  PREPAID INSURANCE - NET OF CURRENT PORTION                                  0              64,500
  OTHER ASSETS - NON CURRENT                                            167,841             133,090
                                                             -------------------  ------------------
     TOTAL OTHER ASSETS                                                 167,841             197,590
                                                             -------------------  ------------------

TOTAL ASSETS                                                 $       15,151,881   $      14,542,245
                                                             ===================  ==================
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  ACCOUNTS PAYABLE - TRADE                                   $          776,000   $         756,895
  ACCRUED AND OTHER LIABILITIES                                         892,844             313,893
  AMOUNTS DUE FACTOR                                                  6,034,607           6,434,481
  CURRENT PORTION OF LONG-TERM DEBT AND CAPITAL LEASES                1,855,297           1,860,814
                                                             -------------------  ------------------
            TOTAL CURRENT LIABILITIES                                 9,558,748           9,366,083

LONG-TERM DEBT AND CAPITAL LEASES- NET OF CURRENT                     4,887,039           4,978,916

DEFERRED INCOME TAXES                                                         0                   0

COMMITMENTS                                                                   0                   0
                                                             -------------------  ------------------
TOTAL LIABILITIES                                                    14,445,787          14,344,999
                                                             -------------------  ------------------
STOCKHOLDERS' EQUITY
  COMMON STOCK, $.001 PAR VALUE; 35,000,000
       SHARES AUTHORIZED; 14,179,112 AND 12,527,612 SHARES
       ISSUED AND OUTSTANDING IN 1999 AND 1998                            1,561               1,569
  ADDITIONAL PAID-IN CAPITAL                                          1,592,515             931,906
  RETAINED EARNINGS (DEFICIT)                                          (295,244)           (318,844)
                                                             -------------------  ------------------
                                                                      1,298,832             614,631
  LESS NOTE RECEIVABLE FROM SHAREHOLDER                                (554,731)           (413,385)
                                                             -------------------  ------------------
                                                                        744,101             201,246
  LESS TREASURY STOCK, AT COST                                          (38,007)             (4,000)
                                                             -------------------  ------------------
            TOTAL STOCKHOLDERS' EQUITY                                  706,094             197,246
                                                             -------------------  ------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $       15,151,881   $      14,542,245
                                                             ===================  ==================

ESCO TRANSPORTATION CO.
Statements of Stockholders' Equity
For the Nine Months Ended September 30, 1999 and 1998


                                                 FOR THE THREE MONTHS    FOR THE NINE MONTHS
                                                  ENDED SEPTEMBER 30     ENDED SEPTEMBER 30
                                                         1999                   1998               1999         1998
                                                     (UNAUDITED)             (UNAUDITED)       (UNAUDITED)   (UNAUDITED)
----------------------------------------------  ----------------------  ---------------------  ------------  -----------
REVENUE:
  FREIGHT REVENUE                               $           9,034,105   $          7,198,575   $24,611,971   $19,749,895
  OIL AND GAS REVENUE                                           1,022                  1,260         3,156         3,840
                                                ----------------------  ---------------------  ------------  ------------
       TOTAL REVENUE                                        9,035,127              7,199,835    24,615,127    19,753,735
                                                ----------------------  ---------------------  ------------  ------------

EXPENSES:
  COST OF FREIGHT REVENUE                                   6,694,606              5,102,517    17,470,626    14,225,239
  GENERAL ADMINISTRATIVE EXPENSES                           1,692,600              1,342,645     5,084,091     3,924,312
  DEPRECIATION AND DEPLETION                                  383,286                388,314     1,116,598     1,065,111
                                                ----------------------  ---------------------  ------------  ------------
       TOTAL EXPENSES                                       8,770,492              6,833,476    23,671,315    19,214,662
                                                ----------------------  ---------------------  ------------  ------------
       OPERATING INCOME                                       264,635                366,359       943,812       539,073


OTHER INCOME (EXPENSE)
  INTEREST INCOME                                              12,477                  3,038        25,467         4,779
  OTHER INCOME                                                      0                      0        15,016        11,700
  INTEREST EXPENSE                                           (371,930)              (347,705)   (1,040,789)     (970,701)
  GAIN (LOSS) ON SALE OF ASSETS                                35,851                 18,657        80,094        98,932
                                                ----------------------  ---------------------  ------------  ------------
     TOTAL OTHER INCOME                                      (323,602)              (326,010)     (920,212)     (855,290)
                                                ----------------------  ---------------------  ------------  ------------
       NET INC. (LOSS) BEFORE TAXES                           (58,967)                40,349        23,600      (316,217)


  INCOME TAX                                                        0                      0             0             0
                                                ----------------------  ---------------------  ------------  ------------
       NET INCOME (LOSS)                        $             (58,967)  $             40,349   $    23,600   $  (316,217)
                                                ======================  ====================   ============   ============
  NET INCOME (LOSS) PER SHARE                   $              (0.004)  $              0.003   $     0.002   $    (0.025)
                                                ======================  ====================   ============   ============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING              14,179,112             12,527,612    14,179,112    12,505,817


ESCO TRANSPORTATION CO.
STATEMENTS OF INCOME                                                                                      NOTE
FOR THE THREE AND NINE MONTHS                                    ADDITIONAL    RETAINED                RECEIVABLE
ENDED SEPTEMBER 30, 1999                                           PAID-IN     EARNINGS    TREASURY       FROM
(UNAUDITED)                                  COMMON     STOCK      CAPITAL    (DEFICIT)     STOCK      SHAREHOLDER     TOTAL
                                           ----------  --------  -----------  ----------  ----------  -------------  ----------
                                             SHARES     AMOUNT
                                           ----------  --------
BALANCE AT DECEMBER 31, 1998               12,527,612  $ 1,569   $   931,906  $(318,844)  $  (4,000)  $   (413,385)  $ 197,246
CORRECTION                                          0     (174)          174          0           0              0           0
ACQUISITION                                   100,000       10        39,990          0                          0      40,000
STOCK ISSUED UNDER MANAGEMENT INCENTIVES    1,425,000       23        89,978          0           0                     90,001
ADVANCE TO STOCKHOLDERS - STOCK PURCHASE            0        0             0          0                   (141,346)   (141,346)
EMPLOYEE STOCK BONUS                          126,500      133       530,467          0           0              0     530,600
PURCHASE OF TREASURY STOCK                          0        0             0          0     (34,007)                   (34,007)
NET INCOME  (LOSS)                                  0        0             0     23,600                          0      23,600
                                           ----------  --------  -----------  ----------  ----------  -------------  ----------
BALANCE AT SEPTEMBER 30, 1999              14,179,112  $ 1,561   $ 1,592,515  $(295,244)  $ (38,007)  $   (554,731)  $ 706,094
                                           ==========  ========  ===========  ==========  ==========  =============  ==========

ESCO TRANSPORTATION CO.
Statements of Cash Flows
For the Nine Months Ended September 30, 1999 and 1998

                                                            1999          1998
                                                         ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:                     (Unaudited)  Unaudited)
    Net Cash Provided by Operating Activities            $ 1,940,590   $ 2,094,222

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of Property,  Equipment and Capital Leases   (2,274,883)     (105,938)
    Proceeds from Sale of Property and Equipment             867,326       244,470
    Purchase Non-Compete Agreement                                 0      (135,560)
    Shareholder Advance                                     (371,249)     (324,463)
                                                         ------------  ------------

    Net Cash Used in Investing Activities                 (1,778,806)     (321,491)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net Payments on Short-Term Debt                                0       (70,319)
    Net Payments on Long-Term Debt                        (2,077,629)   (1,512,560)
    Proceeds from Capital Leases                             686,282             0
    Payments on Capital Leases                               (44,919)            0
    Proceeds from Long-Term Debt                           1,336,874             0
    Purchase of Treasury Stock                               (34,007)            0
                                                         ------------  ------------

    Net Cash Provided (Used) by Financing Activities        (133,399)   (1,582,879)
                                                         ------------  ------------

    Net Increase in Cash and Cash Equivalents                 28,385       189,852


CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD             25,833        22,678
                                                         ------------  ------------

CASH AND CASH EQUIVALENTS, AT END OF PERIOD              $    54,218   $   212,530
                                                         ============  ============
Non Cash Transactions:
    Stock issued to acquire business                     $    40,000   $    21,000
    Stock issued under management incentive agreements       570,001             0
    Stock issued to Employees                                 50,600        47,439
                                                         ------------  ------------
    Total Non-Cash Transactions                          $   660,601   $    68,439
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

ITEM  1.     Financial  Statements  (Continued)

ESCO  TRANSPORTATION  CO.
Notes  to  the  Financial  Statements
September  30,  1999  (Unaudited)


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

F.     Oil  and  Gas  Properties

The Company accounts for its oil and gas exploration and development activities using the successful efforts method. Under this method of accounting, exploratory drilling costs which result in the discovery of proved reserves are capitalized. All other exploratory costs, including geological and geophysical costs, are expensed when incurred. Development costs, including development of dry holes, are capitalized when incurred. The Company incurred no exploration and development costs during the nine months ended September 30, 1999.

Depletion of capitalized costs on producing properties is computed on a property-by-property basis utilizing the unit-of-production method. Depletion expense was $4,488 for 1999 and $4,482 for 1998.

Lease acquisition costs are capitalized when incurred. Leasehold improvements are recognized through a charge to operations if the lease expires or management decides to abandon the Company's interest.

When assets are retired, abandoned or otherwise disposed of, the related costs and accumulated depreciation are removed from the accounts, and gain or loss is included in income.

ESCO  TRANSPORTATION  CO.
Notes  to  the  Financial  Statements
September  30,  1999  (Unaudited)


Note  3  -  Summary  of  Significant  Accounting  Policies  (Continued)
-----------------------------------------------------------------------

G.     Income  Taxes

The Company uses the liability method of accounting for income taxes under which deferred tax assets and liabilities are recognized for deductible temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. For the nine months ended September 30, 1999, net operating loss benefits were offset by a valuation allowance.

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

J.     Fair  Value  of  Financial  Instruments

The Company has a number of financial instruments, none of which are held for trading purposes. The Company estimates that the fair value of all financial instruments at September 30, 1999 does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgement is necessarily required in interpreting market data to develop the estimates of fair value, and, accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in the current market exchange.

ESCO  TRANSPORTATION  CO.
Notes  to  the  Financial  Statements
September  30,  1999  (Unaudited)


Note  4  -  Property  and  Equipment
------------------------------------

Property  and  equipment  consists  of  the  following:


Description
                                          Balance at        Balance at
----------------------------------        9/30/99            12/31/98
Land                                $           167,519   $            706,370
Buildings and Improvements                       13,554                 13,554
Office Equipment                                375,439                300,007
Communications Equipment                        167,834                356,869
Furniture and Fixtures                           32,699                 30,133
Trucks, Tractors, and Trailers                9,833,516              9,099,802
Equipment Held Under Capital Lease            1,401,631                      0
Yard Equipment                                  217,319                397,539
                                    --------------------  ---------------------
                                             12,209,511             10,904,274
Less Accumulated Depreciation                (3,660,495)            (2,785,694)
                                    --------------------  ---------------------
                                    $         8,549,016   $          8,118,580
                                    ====================  =====================

Note  5  -  Long-Term  Debt  and  Financing  Arrangements
---------------------------------------------------------

Pursuant to a factoring agreement, the Company factors all of its accounts receivable. The Company repurchases all factored accounts receivable over ninety days old and the factor withholds a reserve of 10% of the uncollected and unrepurchased accounts. The factor has a security interest in accounts receivable purchased and the Company's obligation to the factor is guaranteed by the majority shareholder who is also an officer and another office of the Company.

Due primarily to the repurchase feature of the factoring agreement, the Company accounts for the factored accounts receivable as a secured borrowing rather than a sale. Many receivables are not collected within ninety days and have to be repurchased by the Company. As of September 30, 1999, the total amount due to the factor is $6,034,607.

The following schedule summarizes the Company's long-term debt and capital leases.

                                          Balance at 9/30/99
Description
----------------------------------------  -------------------
Stockholder Notes Payable                 $                 0
Notes Payable and Capital Leases Payable            6,742,336
                                          -------------------
                                          $         6,742,336
                                          -------------------

ITEM  1.     Financial  Statements  (Continued)

ESCO  TRANSPORTATION  CO.
Notes  to  the  Financial  Statements
September  30,  1999  (Unaudited)


Note  6  -  Segment  Information
--------------------------------

The following represents the 1999 segment information by each of the Company's segments or groups of services.

THE FOLLOWING REPRESENTS THE 1999 SEGMENT INFORMATION BY EACH OF THE COMPANY'S SEGMENTS OR GROUPS
OF  SERVICES.

                                                                      NINE             NINE
                                    QUARTER         QUARTER          MONTHS           MONTHS
                                     ENDED           ENDED            ENDED            ENDED
                                    9/30/99         9/30/98          9/30/99          9/30/98
                                --------------  --------------  ----------------  ----------------
REVENUE FROM EXTERNAL CUSTOMERS
     INTERMODAL:                 $   5,521,743   $   4,265,759   $   15,038,967   $   10,966,497
     OVER THE ROAD                   3,513,384       2,934,076        9,576,160        8,787,238
                                --------------  --------------  ----------------  ----------------
     COMBINED REVENUE            $   9,035,127   $   7,199,835   $   24,615,127   $   19,753,735
                                 ==============  ==============  ===============  ===============

                                                                      NINE             NINE
                                    QUARTER         QUARTER          MONTHS           MONTHS
                                     ENDED           ENDED            ENDED            ENDED
                                    9/30/99         9/30/98          9/30/99          9/30/98
                                --------------  --------------  ----------------  ----------------


NET INCOME:
     INTERMODAL                  $     334,053   $     209,244   $      448,412   $     (349,358)
     OVER THE ROAD                    (275,086)       (168,895)        (424,812)          33,141
                                --------------  --------------  ----------------  ----------------
     COMBINED NET INCOME         $      58,967   $      40,349   $       23,600   $     (316,217)
                                 =============  ==============  ===============  ==================

                                                                        9/30/99          9/30/98
                                                               ----------------  ----------------


TOTAL NET LONG LIVED ASSETS:
     INTERMODAL                                                  $      715,282           NOT
     OVER THE ROAD                                                    7,833,734        AVAILABLE
                                                                 ----------------

     COMBINED NET ASSETS                                         $    8,549,016
                                                                 ===============




The  information  for  segmented  long  lived  assets is not available for 1998.

Differences  in  the  Basis  of  Segmentation
---------------------------------------------

During the quarter ended September 30, 1999, the Company began segregating its operations between the intermodal and the over the road divisions. For the annual report ended December 31, 1998, the Company did not segregate its operations in this manner and reported only one segment.

For the period ended September 30, 1999, all of the Company's operations are conducted within the United States.

ITEM  2.     Management's  Discussion  and  Analysis  or  Plan  of  Operation


OVERVIEW
--------

The Company's operations for the third quarter resulted a net operating loss of ($58,967) and a year-to-date profit of $23,600. ESCO's new management team has continued to address issues which were identified in the second quarter of this year and have completed the following tasks during or near the end of the third quarter:

a. The Company completed its initial due diligence of Panther Lines, Inc. and Value Distribution for the proposed acquisition discussed in the second quarter. From the due diligence, the Company determined the acquisition was not a good fit for the current operations of ESCO and rescinded its letter of intent in October 1999. The Company continues to evaluate other potential acquisition candidates as part of its long-term consolidation plan.

b. Internal financial reporting procedures continue to improve and management has used improved financial information to analyze operations by division and design procedures for improvement. Management also began the initial stages of its five-year growth plan in conjunction with analysis of profitability by division.

c. The Company implemented a management change in its Memphis division to provide better oversight of the day-to-day operations in the intermodal division. In addition, the new management offers better lines of authority for the container yard operation and improved direct reporting to the corporate office.

d. The Company completed a review of its employee benefit package and revised its health insurance and 401(K) plan in efforts to increase employee retention. The Company also bid and reviewed its cargo and liability insurance packages during the third quarter and selected a new agency, Adams Insurance Agency, as the Company's primary insurance broker.

e. The Company completed the financing of fifteen new Peterbilt trucks which were added to the Springdale over-the-road operation. These are initially additions to the over-the-road fleet and are necessary to accommodate new business. These will later be used to phase out older equipment as part of our overall maintenance and operating control procedures.

f. The Company completed the financing of thirty-two (32) new trailers to add to the fleet in our Springdale over-the-road division. These trailers are also necessary to assist in handling new specialized business and new traffic lanes in this division.

g. The Company began the implementation of its networking plan discussed in our MD&A in the second quarter. The installation began in late September 1999 with anticipated date for complete installation on or before December 1999. Management has revised its initial estimates for a complete conversion of the system from January 1, 2000 to April 1, 2000.

ITEM  2.     Management's  Discussion  and  Analysis  or  Plan  of  Operation
(Continued)


OVERVIEW  (CONTINUED)

h. The management team continues to look for new opportunities to expand the Company operations in different parts of the country. During this quarter, the Company began negotiations with the Union Pacific Railroad to operate a ramp facility in Fort Smith, Arkansas. Subsequent to the quarter, a contract was signed and operations were scheduled to begin in November 1999. Operations were actually commenced on December 1, 1999.

The Company fell below its budget projections during the third quarter and does not anticipate meeting its internal budget during the fourth quarter. However, management still anticipates substantial improvements in net income and overall operations from 1998 results, and sees an excellent opportunity for future growth of the Company to generate substantial profits. During 1999, the Company has substantially increased its corporate overhead with the addition of the new management team and consultants to assist in evaluating Company operations. This restructure and rebuilding has resulted in additional costs in this first year which management expects to reap the benefits from in the year 2000 as well as subsequent years.

RESULTS  OF  OPERATIONS
-----------------------

The third quarter operations resulted in a net operating loss before taxes of ($58,967). Operating revenue for the third quarter was $9,035,127 versus $7,199,835 for the same period of 1998 or a twenty-five percent (25%) increase. The increase primarily results from additional revenue generated in the Dallas and Ontario facilities and is primarily related to the intermodal operations. We saw increases in revenue of approximately $500,000 in the over-the-road division in Arkansas. Management believes its sales efforts and its presence in key markets has attributed to its overall growth, and sees substantial potential in the upcoming months for additional growth in these and additional geographical areas.

The Company operated at a twenty-two percent (22%) gross profit margin for the quarter and general administrative expenses were nineteen percent (19%) which is consistent with 1998 averages. The management team has enjoyed better financial information during the third quarter and has been using this information to continue to evaluate methods to control costs in all areas. All divisions of the Company were profitable for the third quarter with the exception of the Memphis operation, including intermodal and the container yard, and the Springdale over-the-road operation. Memphis reported a net operating loss of ($69,092) and Springdale reported a net operating loss of ($275,086), both of which were after corporate allocations. Each operation did, however, contribute to corporate but not amounts sufficient to generate a surplus. The loss in Memphis is attributed to lost business resulting from the management change and reduced business that occurred from management problems in quarters prior to this change. The administrative cost levels have been high in the Memphis location at its present income level; however, Company plans are to see growth in the Memphis area in the fourth quarter and into 2000, which we anticipate bringing the overall operating expenses within line of other Company divisions.

ITEM  2.     Management's  Discussion  and  Analysis  or  Plan  of  Operation
(Continued)


RESULTS  OF  OPERATIONS  (CONTINUED)
------------------------------------

The Springdale operation continues to show growth in revenue. The Springdale over-the-road operation has been averaging between $1.13 and $1.15 in revenue per mile. During this quarter and in subsequent months, management has evaluated its business and is taking steps to restructure its shipping lanes which should allow for increased profitability through increased revenues per mile.

Interest expense decreased from 4.8% to 4.1% in 1998, but continues to be a substantial operating cost for the Company.

The Company has not provided for a federal income tax provision during this quarter because management anticipates the utilization of net operating loss carried forward to offset any tax liability for 1999.

LIQUIDITY  AND  CAPITAL  RESOURCES
----------------------------------

The Company's primary source of liquidity has been cash flow generated from operations and borrowing under a factoring arrangement with Commercial Billing Service. Commercial Billing Service is a subsidiary of Compass Bank.

The Company continues to extend credit to its customers and has seen improvement in its average aged receivable since the addition of the collections manager in the second quarter. Accounts receivable collections are primarily centralized with specific collection efforts directed by each individual dispatch office. The Company has not been experiencing significant uncollectable receivables but continues to experience adjustments from improper billing and improper notifications of assessorials. During the second quarter, procedures were implemented to control these adjustments and we have continued to see a decline from 1998. Management continues to monitor this weekly and monthly with the dispatchers and terminal managers. Implementation of the new dispatch and accounting system is expected to alleviate a substantial part of adjustments in the future.

The Company is pursuing additional capital resources to improve the working capital position of the Company. The Company has completed its five-year business plan and is using this plan to facilitate its marketing efforts to add additional capital to the Company.

The Company continues to operate with deficit working capital ratios although these ratios have improved slightly since December 1998 from a -1.50:1 to -1.48:1. The working capital pressures of the Company have historically, and continue to be, created by marginal or break-even operations which, before depreciation, are not sufficient to provide cash flow from operations equal to the long-term debt obligations of the Company. As a result, ESCO has continued to increase its short-term working capital line to maintain current payment status of its long-term debt obligations.

During this quarter the Company sold land it was holding for the construction of a new facility in Houston. The land which was originally purchased for $550,000 and has been sold for $625,000 before selling expenses resulting in a net gain reflected on these quarterly financial statements.

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

The Company is utilizing and will continue to utilize both internal and external resources to reprogram or replace its computer systems such that the systems can be expected to be Year 2000 compliant in advance of respective critical dates. During the nine months ended September 30, 1999, the Company expensed $17,920 with respect to Year 2000 compliance and capitalized $67,044 with respect to new software purchases and installations which are Year 2000 compliant. The total estimated remaining cost of modification of existing software and new Year 2000 compliant systems is $300,000 which includes costs attributable to the planned purchase and implementation of a new accounting and dispatch system. The cost of this new software is being capitalized. The level of expense anticipated in connection with Year 2000 issues is not expected to have a material effect on the Company's result of operations. The costs of the Company's Year 2000 compliance efforts are expected to be funded out of both operating cash flow and outside financing.

ITEM  2.     Management's  Discussion  and  Analysis  or  Plan  of  Operation
(Continued)


YEAR  2000  ISSUE  (CONTINUED)
------------------------------

During the quarter ended September 30, 1999, the Company continued to implement its Year 2000 plan. The progress made was in accordance with the plan, including progress on the new system which is expected to go online on or before December 1999. There was no new information which came to management's attention that would indicate that the plan should be altered significantly or that the plan would not be successful in the time frame prescribed by the plan.

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

STOCKHOLDER  ADVANCES
---------------------

As noted in Note M to the financial statements in the December 31, 1998 10-KSB, the Company has and continues to advance funds to a major stockholder for the purchase of Company shares owned by the stockholder. As also noted in the December 31, 1998 10-KSB MD&A discussion, the Company had signed a letter of intent to acquire Panther Lines, Inc and Value Distribution, Inc. in Los Angeles and Stockton, California. As reported in the second quarter MD&A, the stockholder had agreed to contribute 1,000,000 shares of common stock to facilitate the transaction and reduce or eliminate the receivable due from this stockholder. As noted in the MD&A discussion above, the letter of intent with Panther Lines, Inc. and Value Distribution was rescinded in October, 1999. Consequently the shares to be contributed to reduce this receivable did not occur during this quarter. The stockholder has agreed to continue to make the shares available to assist in a future acquisitions of the Company, as appropriate, and assist the Company in obtaining additional working capital as necessary.

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

SUBSEQUENT  EVENTS
------------------

On January 19, 2000, the Company acquired 100% of the outstanding stock of Quantum Transportation Company in a purchase transaction valued at $530,000. The acquisition was completed through a combination of stock and cash.

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