Form 10KSB
period 1999-12-31
ESCO TRANSPORTATION CO
filed 2000-05-25
CIK 79839

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

            [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [Fee Required]
                   For the fiscal year ended December 31, 1999

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

                              4301 East Park Drive
                              Houston, Texas 77028
                              --------------------
                    (Address of principal executive offices)

     Registrant's telephone number                           (713) 635-1008
                                                             --------------

           Securities registered pursuant to Section 12(b) of the Act:

                                      NONE

           Securities registered pursuant to section 12(g) of the Act:

                     Common Stock, $.001 par value per share
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X . No.
                                                                 ---      ---

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State  issuer's  revenues  for  its  most  recent  fiscal  year.  $34,967,200
                                                                  -----------

The aggregate market value of the Registrant's voting stock held by non-affiliates on May 18, 2000 was $2,816,803 based upon the average bid and asked prices of the common stock of $.20 per share on that date.

The number of shares outstanding of the common Stock, .001 par value, as of December 31, 1999 was 13,818,997.

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

(b)     Business  of  Issuer

The principal business of the Company is providing contract transporting services to major shipping companies, primarily inter-connecting short hauls of container shipments. Most of this business consists of rail to rail or rail to port shipments. In performing its services, the Company leases trucks and trailers, with the individual truck owners providing the drivers. The owner of the truck generally receives 70% to 75% of the revenue generated from the shipment as compensation for providing the truck and the driver. The Company operates out of facilities located in Houston, Texas; Dallas, Texas; Ontario, California; Memphis, Tennessee; Fort Smith, Arkansas; Minneapolis, Minnesota; Ripon, California; Gulf Port, Mississippi; and Springdale, Arkansas. The Company's corporate offices are located in Houston, Texas. The Company's freight brokerage operations pursue a cost plus strategy in dispatching loads for various shippers in the southeastern United States.

The Company is operating in an industry that is highly competitive. The Company currently competes directly and indirectly with a large number of smaller contract carriers. Many of the Company's long-haul competitors are larger and have significantly greater resources than the Company. The Company competes on the basis of price and service.

Freight activity is typically somewhat stronger in the second half of the year, with peak months in August, September and October. In addition, bad weather and holidays generally affect business activity because the Company's business is concentrated in temperate regions of the country. However, the Company's operations have not been historically seasonal to any material degree.

The Company believes that its current business operations are in compliance with all applicable federal, state and local regulations governing its business.

The Company employs approximately 200 employees, all of whom are full time. In addition, the Company has approximately 365 owner/operators as independent contractors of the trucks used in the Company's operations.

ITEM  2.     DESCRIPTION  OF  PROPERTIES

The Company leases the following land and buildings now being used to in its operations.

1. A facility consisting of 6,000 square feet of office space and ten acres of paved truck parking space in Houston, Texas. The facility is used to house the Houston drayage operations, a Houston transloading and warehouse operation, and the corporate offices.

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

5. A facility consisting of approximately 800 square feet of office space located in Ripon, California. These facilities are used to house the Company's Ripon, California drayage operations.

6. A facility consisting of approximately 1,000 square feet of office space located in Fort Smith, Arkansas. These facilities are used to house the Company's Fort Smith, Arkansas drayage operations.

7. A facility consisting of approximately 2,000 square feet of office space located in Dallas, Texas. These facilities are used to house the Company's Dallas, Texas drayage operations

The Company also has a note payable on approximately five acres of undeveloped land in Springdale, Arkansas, which it currently has for sale.

The Company owns producing and non-producing oil and gas leases in the United States, which are located in Louisiana, New Mexico, Texas, and Wyoming.

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

As of the date of filing hereof, May 5, 2000, ESCO Transportation is involved in the following litigation:

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

     Pacific Business sued ESCO Transportation and Mike Till in an attempt to enforce a security interest it holds in some property of Intermodal Logistics Co. ESCO Transportation took over the operations of Intermodal, which is more fully described in the 1997 10-KSB previously filed with the SEC. The security interest granted Pacific Business by Intermodal concerns chattel paper, mainly receivables and right to receivables. The agreement between ESCO Transportation and Intermodal specifically excludes receivables due and owing prior to the date of the agreement, and Intermodal retained all rights to those funds. It is ESCO Transportation's and Mike Till's position that they have not violated any security interest Pacific Business may have; ESCO Transportation and Mike Till seek dismissal as expeditiously as possible.

     The Company's management does not believe that this litigation will have any material impact on the Company's business.

Case No. RCV27092; Sepulveda v. ESCO Transportation Co, et al.; in the Superior Court of the State of California for the County of San Bernardino.

     Regina Sepulveda is a former cleaning person for ESCO's leased premises in California; she was allegedly injured when she was leaving the property when a gate fell on her as she was closing the gate. Sepulveda has brought premises liability claims against ESCO, the owner of the property, and the manufacturer/repairer of the gate in question.

     ESCO is also currently in dispute with its insurance carrier regarding the coverage and defense costs.

     ESCO  is  evaluating  the  case  for  possible  settlement.

     ESCO's management does not believe that this litigation will have any material impact on ESCO's business.

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

There were no matters submitted to a vote of the security holders of the Company through the solicitation of proxies or otherwise during the fourth quarter of the fiscal year ending December 31, 1999.

                                     PART II

ITEM  5.     MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS

The Company's common stock is traded on the NASDAQ Bulletin Board under the symbol "ETCO." The following table sets forth the high and low bid prices for the common stock for the periods indicated, as quoted by NASDAQ:

              FISCAL YEAR ENDED DECEMBER 31, 1998:     HIGH     LOW
                 First  Quarter                      $  .53  $  .27
                 Second  Quarter                        .62     .34
                 Third  Quarter                         .90     .37
                 Fourth  Quarter                        .52     .32


              FISCAL YEAR ENDED DECEMBER 31, 1999:     HIGH     LOW
                 First  Quarter                      $  .53  $  .35
                 Second  Quarter                        .63     .27
                 Third  Quarter                         .48     .26
                 Fourth  Quarter                        .35     .25

The listed quotations reflect interdealer prices, without retail mark-up, mark-down or commissions, and may not necessarily represent actual transactions.

As of December 31, 1999, there were 1,027 holders of record of the Company's common stock.

The Company has not paid dividends on its common stock during the last six years. The Company presently intends to retain earnings as working capital and to finance the expansion of its business and, therefore, does not expect to pay any cash dividends in the foreseeable future. Any determination as to the payment of cash dividends will depend upon the Company's earnings, general financial condition, capital needs and other factors deemed pertinent by the Board of Directors, as well as any limitations imposed by lenders under credit facilities.

ITEM  6.     MANAGEMENT'S  DISCUSSION,  ANALYSIS,  AND  PLAN  OF  OPERATION

OVERVIEW
--------

ESCO Transportation continued to show growth from 1998 to 1999 of over 28% in its overall revenues due primarily to increased volume and a decline in its net loss from $(396,569) to $(77,541). Administrative costs as a percentage of revenue stayed relatively constant at 25% but increased substantially from the prior year, primarily due to an increase in infrastructure at the corporate level and the growth of personnel and operations at all locations necessary to handle the increased volume of business. The Company's management anticipates the present infrastructure will handle additional business increases without a proportionate additional increase in personnel and related costs.

Costs are related to the Company's working capital financing under a factoring arrangement with Commercial Billing Services/Compass Bank which increased as the outstanding balance to Compass Bank increased. During the year, the Company found the need to increase its outstanding balance in factored receivables partially due to a need to generate the cash required to remain current on the Company's long-term debt. Net income before depreciation increased from $1,019,000 in 1998 to $1,392,000 in 1999 but did not increase in sufficient amounts to handle the annual debt service on its long-term debt, which is approximately $1,800,000. The cost of financing through the factoring arrangement is higher than the cost of its long-term debt, resulting in the increase in the total interest costs for the year. Interest costs on long-term debt declined primarily because reduction in the total long-term debt outstanding.

Since 1993, the Company's revenues have grown from approximately $3,000,000 to $34,967,000 in 1999. This level of growth and the low capitalization of the Company has required financing which is typically considered riskier, and accordingly, resulted in higher financing costs for the Company in spite of an improved factoring arrangement with Commercial Billing Services.

The net operations for the year showed an improvement in losses from 1998 of $(396,569) to a loss in 1999 of $(77,541). In 1999, the Company determined that its billing systems were resulting in excess write-offs due to billing errors and adjustments which exceeded $700,000 and $600,000 in write-offs for the years 1999 and 1998, respectively. These amounts were reflected in the net losses for both years. The Company has acquired and is the process of implementing an updated financial reporting and dispatch system which management anticipates alleviating a substantial part of the write-offs which have occurred in the past. In addition, 1999 was a transition year for the Company and included additional infrastructure costs exceeding $500,000 with the addition of the new management team and consultants to establish and begin implementing its business plan and the Company's growth patterns. Although the Company showed a small loss for 1999, the revenue growth and anticipated expansion of the Company operations is seen as a positive trend.

ITEM  6.     MANAGEMENT'S  DISCUSSION,  ANALYSIS,  AND  PLAN  OF  OPERATION
             (CONTINUED)

OVERVIEW  (CONTINUED)
---------------------

During the year ended December 31, 1999, the Company's new management team has been focusing their direction on implementing revised control procedures, upgrading their financial reporting systems, and implementing a plan to operate the Company into 2000. Originally, a shareholders meeting had been scheduled for December 1999 but was postponed until the third quarter of 2000 pending completion and a full and comprehensive report of many of the key issues being addressed by the management team. Upon completion of the scheduling of the shareholders meeting, the management team will address its future business plans and operations for the Company during 1998, 1999, and 2000. As such, a shareholders meeting was not held in 1998 or 1999. Management is committed to ensuring the shareholders are kept apprised of the Company's situation, both operational and financial, by filing timely and complete reports with the SEC for the shareholders to review and analyze. Management's efforts were utilized towards getting the Company into fully reporting status and has determined that this accomplishes a great deal towards facilitating shareholder information concerning the Company's status. This effort to complete the fully reporting status of the Company which involved completing several audits and revising and upgrading the financial reporting systems and the effort to implement a global Company software involved an inordinate amount of work and were extraordinary events that, once done, will not involve the same usurpation of Company manpower and resources. However, the Company's management determines that this supreme effort would enhance the Company's profitability and makes its procedures streamlined for the future which will result in greater long term benefits to the shareholders.

GOING  CONCERN
--------------

The Company's auditors have included a paragraph in their audit report which describes concerns about the Company's ability to continue to operate due to recurring net losses, working capital deficits, a deficit in stockholders' equity, and the fact that the Company had not been operating in compliance with the terms of its factoring agreement. This noncompliance has been occurring since 1998, but Compass Bank did not inform the Company that it deemed this as a noncompliance until 2000.

In March 2000, the Company reached a forbearance agreement with Compass Bank to continue funding daily cash needs of the Company. This agreement included conditions which management feels are attainable and expect the factoring relationship to continue as needed by the Company. However, because of the nature of several of the conditions, the Company's auditors deemed it necessary to include a "going concern" paragraph in its audit report to highlight to shareholders and readers of the financial statements this fact in the event such conditions are not met by the Company.

ITEM  6.     MANAGEMENT'S  DISCUSSION,  ANALYSIS,  AND  PLAN  OF  OPERATION
             (CONTINUED)


GOING  CONCERN  (CONCERNED)
---------------------------

As stated in Note P to the financial statements, management had already begun taking steps in 1999 and continues to take steps to alleviate its working capital deficits and losses. It has budgeted profitable operations for 2000 and has completed a five-year business plan which is for planned Company growth. This business plan is being used by brokerage firms hired by the Company to actively pursue additional sources of working capital and equity for the Company.

Management has deemed the forbearance agreement as a opportunity to solidify its relationship with Compass Bank and/or future financing sources and anticipate this will improve the operation of the Company for the long-term benefit of its shareholders and address the issues that cause the company to have a growing concern opinion

PROGRESS  IN  1999  AND  STRATEGY  FOR  2000
--------------------------------------------

In early 1999, the Company formulated a new management team to assist the Company in moving toward a more profitable financial position and move the Company forward to place it in a position to show substantial growth in 1999, 2000, and beyond. The Company has taken the following steps to accomplish these objectives:

- Effective March 1, 1999, the Company implemented a new management team with Robert Weaver as President and Robert Darilek, CPA, as Chief Financial Officer, and has expanded the management team to incorporate a new Corporate Controller and a new Vice President of Operations. The new team's goals were to return the Company to a fully reporting status with the SEC and to use the business relationships of Mr. Weaver to expand Company business in all of its existing locations. The Company is also actively pursuing candidates for acquisition or merger with the Company to facilitate future growth. In addition, the Company is actively pursuing capital funds to improve its working capital in 2000 and future years for such acquisition or merger plans.

- The Company has also taken an active approach to bring trade receivables within terms for all of its customers and has hired a manager in charge of accounts receivable collections to oversee this operation and to pursue collections on a day-to-day basis.

- The Company also implemented processes during 1999 to identify processing and billing problems and has implemented procedures to eliminate the high write-offs that existed in 1999. This should add additional profits to the net income of the Company and improve cash flow.

ITEM 6.     MANAGEMENT'S DISCUSSION, ANALYSIS, AND PLAN OF OPERATION (CONTINUED)


PROGRESS  IN  1999  AND  STRATEGY  FOR  2000  (CONTINUED)
---------------------------------------------------------

- The Company established a budget for 1999 and 2000 and outlined an organizational chart that more clearly defines roles of authority and responsibility to the terminal managers at all locations of the Company. This processing has placed a higher level of accountability for all terminal managers and is used to facilitate the Company's efforts to reduce its losses in 1999 and generate a profitable year in 2000. In addition to the above, the Company has worked during 1999 to accomplish the following objectives:

     - Improved its internal control and financial reporting processes to provide for better cutoff and improved and more reliable internal financial information.

     - Improved its external shareholder, public, and market reporting. The Company is fully reporting with the SEC in 1999 which is an accomplishment that has not been previously completed within the last five years. This fully reporting effort is expensive and time consuming, but management is committed to its shareholders and bringing them timely and pertinent Company information.

     - Established a firm budgeting process by division which was implemented initially during 1999 and formalized with the 2000 budget.

     - Expanded operations as part of its business plan to grow to $100 million in revenue in four years. Recently, the Company expanded into Fort Smith, Arkansas; Minneapolis, Minnesota; Ripon, California; and Gulf Port, Mississippi.

     -    Implemented   a  business  plan  to  improve   profitability   through
          technology and improved processes.

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

The Company, together with outside vendors engaged by the Company, has made assessments of the Company's potential Year 2000 exposure related to its computerized information systems. Because of the nature of the Company's operations, many of its computerized information systems will be required to process information which includes post-year 2000 date coding well in advance of January 1, 2000. The Company has completed its overall assessment of Year 2000 issues associated with its current systems and engaged efforts to remediate potential year 2000 exposure with respect to those systems, including the identification, selection, and implementation of a major new Year 2000 compliant software system. Following the remediation phase, the Company engaged in testing of the applicable systems in order to verify Year 2000 compliance. The Company utilizes a variety of remediation and testing methods in connection with its Year 2000 compliance efforts. Management believes that the Company's compliance plan is such that Year 2000 exposures will be mitigated. To date, no material information technology projects of the Company have been delayed as a result of the Company's Year 2000 compliance efforts.

The Company has also made assessments of the potential future Year 2000 exposure associated with its embedded technology systems, such as telephone systems, freight hauling tracking systems, and accounting and payment systems. Based on such assessments, the Company does not believe that it has significant Year 2000 exposure with respect to such embedded technology systems.

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

ITEM 6.     MANAGEMENT'S DISCUSSION, ANALYSIS, AND PLAN OF OPERATION (CONTINUED)

------------------------------

The Company continues to implement its Year 2000 plan. The progress made was in accordance with the plan, including progress on the new system which is expected to go online on during the Year 2000. There was no new information which came to management's attention that would indicate that the plan should be altered significantly or that the plan would not be successful in the time frame prescribed by the plan.

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

OTHER  MAJOR  DEVELOPMENTS
--------------------------

In January 2000, the Company completed the acquisition of Quantum Transportation, Inc. based in Shakopee, Minnesota and with an office in Ripon, California. This acquisition was completed for a purchase price of $530,000 of a combination of cash and stock. Management believes that this strategic acquisition will add $225,000 to its yearly income.

The Company has continued to evaluate additional prospects for acquisition and anticipates two acquisitions before December 31, 2000.

In  September  1999,  the  Company sold its land in Houston, Texas for a profit.

The Company filed a Certificate of Amendment to the Company's Articles of Incorporation in January 1999 to clarify the authorized capital in Article V. The Articles of Incorporation authorized Twenty Million (20,000,000) shares of Common Stock and Fifteen Million (15,000,000) shares of Preferred Stock; both with a par value of $.001.

------
ITEM 6.     MANAGEMENT'S DISCUSSION, ANALYSIS, AND PLAN OF OPERATION (CONTINUED)


FUTURE  PLANS
-------------

The Company anticipates a profitable year for the fiscal year ended December 31, 2000 based on its operations for the first quarter and its detailed budget for the year. Its new management team is actively pursuing opportunities to improve working capital and has developed a five year plan to improve processes, expand existing markets, and develop future acquisitions of the Company. During 1999, the Company implemented a budgeting process and continues to implement budgeting accountability and financial reporting procedures for all divisions of the Company. The Company's management anticipates this accountability and decentralization of accountability will provide more direct incentives for the managers to increase revenues and profits at each location and also provide a tool to monitor progress according to the budget on a monthly and quarterly basis.

Management is presently conducting discussions with financing and equity capital companies to improve its credit line and provide additional working capital for the Company. Management anticipates during the 2000 fiscal year that several of its major fleet will be replaced with new equipment and will pursue establishing a credit line to handle growth and the addition of new equipment as necessary. Management anticipates the financing arrangements will improve current financing interest rates and payments of its existing fleet.

SAFE  HARBOR
------------

This report on Form 10-KSB (the Report) contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Investors are cautioned that all forward-looking statements necessarily involve risks and uncertainty, including, without limitation, the risk of a significant natural disaster, the expansion or contraction in its various lines of business, the impact of inflation, the impact of Year 2000 issues, the ability of the Company to meet its debt obligation, changing licensing requirements and regulations in the United States pertinent to its business, the ability of the Company to expand its businesses, the effect of pending or future acquisitions as well as acquisitions which have recently been consummated, general market conditions, competition, licensing and pricing. All statements, other than statements of historical facts, included or incorporated by reference in the Report that address activities, events or developments that the Company expects or anticipates will or may occur in the future, including, without limitation, such things as future capital expenditures (including the amount and nature thereof), business strategy and measures to implement such strategy, competitive strengths, goals, expansion, and growth of the Company's businesses and operations, plans, references to future success, as well as other statements which includes words such as "anticipate," "believe," "plan," "estimate," "expect," and "intend" and other similar expressions, constitute forward-looking statements. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could over time prove to be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Report will themselves prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

ITEM 6.     MANAGEMENT'S DISCUSSION, ANALYSIS, AND PLAN OF OPERATION (CONTINUED)


INFLATION  AND  CHANGES  IN  PRICES
-----------------------------------

The Company does not anticipate future changes in prices or inflation levels to have a significant impact on the operations of the Company.

SUMMATION
---------

The Company's management believes that is has taken a positive turn in 1999 with the new efforts and the new direction to improve the Company's financial position and develop financial growth over the upcoming years. The new management team sees opportunities for substantial profits in 2000 and subsequent years. The Company intends to become a major force within the intermodal transportation industry, as well as the trucking industry as a whole.

ITEM  7.     FINANCIAL  STATEMENTS

The Company's financial statements and supplementary disclosures are included herein on pages 23 through 44.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

In 1995, the Company filed Form 15 with the SEC to become non-reporting. In 1999, the Company returned to reporting status when it hired Null & Lairson P.C., (formerly Lairson, Stephens and Reimer, P.C.) to perform audits of the 1996 and 1997 financial statements. During 1999, the Company hired Fitts, Roberts and Co., P.C. to complete the audit of its 1998 financial statements to again become fully reporting. Effective through the reporting period of September 30, 1999, the Company has completed all filings and has implemented procedures to ensure future filings are maintained timely.

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

                                    PART III

ITEM  9.     DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS;
             COMPLIANCE  WITH  SECTION  16(a)  OF  THE  EXCHANGE  ACT

      Name                         Position with Registrant
-------------------  -----------------------------------------------------------------------
Edwis L. Selph, Sr.  Chief Executive Officer and Chairman of the Board
Robert Weaver        President and Chief Operating Officer and Director (Effective 03/01/99)
Robert F. Darilek    Chief Financial Officer and Director (Effective 03/01/99)
Edwis L. Selph, Jr.  Vice President and Director/Secretary/Treasurer
Bernard Vlahakis     Director

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

Edwis  L.  Selph,  Sr.  has  served as a Director of the Company since April 29,
----------------------
1986. He served as Chairman of the Board, President and Chief Executive Officer from February 27, 1987 until February 1, 1990 when he resigned these positions and was elected Vice-Chairman. He was reinstated as Chairman of the Board, President and Chief Executive Officer on December 31, 1990. Mr. Selph has other business interests including real estate holdings and small business interests. However, Mr. Selph brings 25 years of experience in freight hauling to the Company and is familiar with all aspects of this business.

Robert  J.  Weaver  left  his  position  as President of HUB City Texas based in
------------------
Houston, Texas to assume the position of President of the Company. Mr. Weaver began his career in Houston in 1993 and brought the operations of HUB City Texas (originally HUB City Houston) from a heavy debt position to a profitable operation with revenues in excess of $100,000,000. Mr. Weaver has been in the transportation industry for over twenty-two years and brings a tremendous level of stability and opportunity to the Company through his relationships with the Hub Group and other companies in the transportation industry.

Robert  F.  Darilek,  C.P.A  was hired by the Company as Chief Financial Officer
---------------------------
because of his experience in working with Mr. Robert Weaver at HUB City Texas and his ability in resolving operational problems. Mr. Darilek has been in the transportation industry since 1984 through various relationships with the HUB Group, and brings a high level of financial reporting and internal control expertise to the Company. Mr. Darilek is responsible for overseeing all financial operations, financial reporting, and is assisting in evaluating refinancing and merger opportunities for the Company.

ITEM  9.     DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS;
             COMPLIANCE  WITH  SECTION  16(A)  OF  THE  EXCHANGE ACT (CONTINUED)


Edwis  L.  Selph,  Jr.  has  served  as  Secretary/Treasurer and Director of the
----------------------
Company since September 21, 1994. Mr. Selph has continually worked for the Company in various capacities. Edwis L. Selph, Jr. is the son of Edwis L. Selph, Sr., Chairman of the Board, President and Chief Executive Officer of the Company. Mr. Selph was appointed Vice-President in 1995 with unanimous consent of the board after the resignations of Mr. Cox and Mr. Bible, former directors, during that same year.

Bernard  Vlahakis  serves  as a director of the Company and is a businessman and
-----------------
founder  of  a  manufacturing  company.

ITEM  10.     EXECUTIVE  COMPENSATION

The following table sets forth the compensation paid by the Company to its Chief Executive Officers for the fiscal years ended December 31, 1999 and 1998.

                                    SUMMARY COMPENSATION TABLE

Name and                                                      Other
Principal                                                     Annual                 All  Other
Position                      Year     Salary     Bonus    Compensation   Options   Compensation
---------------------------  ------  -----------  ------  --------------  --------  -------------
Edwis L. Selph, Sr., CEO       1999  $  205,000   $    0  $   10,000 (1)  $      0  $           0
                               1998  $  150,000   $    0  $    9,375 (2)  $      0  $           0

Edwis L. Selph, Jr., VP        1999  $   97,000   $    0  $   10,000 (1)  $      0  $           0
                               1998  $   66,350   $    0  $    9,375 (2)  $      0  $           0

Robert J. Weaver, President    1999  $  226,323   $    0  $           0   $      0  $           0

Robert F. Darilek, CFO         1999          (3)  $    0  $           0   $      0  $           0

(1)     This  compensation  consists of 25,000 shares of stock issued as a bonus on 01/01/99 each to  Edwis  Selph,  Sr.  and  Edwis  Selph,  Jr.  valued  at  $0.40  per  share.
(2)     This  compensation  consists of 25,000 shares of stock issued as a bonus on 01/01/98 each to  Edwis  Selph,  Sr.  and  Edwis  Selph,  Jr.  valued  at  $0.375  per  share.
(3)     Compensation  is  paid  to  Darilek,  Butler & Co., P.C., of which Robert F. Darilek is a major  shareholder  and  receives  benefits  from  fees  paid,  totaling  $215,882.

The  Company  has  no  defined  benefit  or  actuarial  plan.

Directors of the Company currently serve without any compensation for their service as directors.

During 1999, 1,200,000 shares of common stock were issued to a new executive pursuant to an employment agreement subject to a three year vesting arrangement. The vesting causes the executive to forfeit a portion of the stock previously issued in the event of termination of employment for reasons stated in the contract. However, an amendment to this employment agreement was executed in March 1999 which restricted the executive's ownership of the shares upon the occurrence of the following events: (i) purchase of the 1,200,000 shares at $.40 per share; or (ii) bonus by the Board of Directors of shares at its sole discretion. The executive executed a promissory note to the Company for the purchase price for the shares. If there is a default in the payment to the Company, the executive has to return the stock to the Company. This amendment amends the section in the employment agreement allowing a vesting over time for the 1,200,000 Company shares and restricts the executive's ownership of these shares to the events set forth above.

During 1999, the Company issued a key officer 225,000 shares of stock which is earned at management's discretion through a series of five milestones relating to restructuring debt operations and profitability.

ITEM  11.     SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the ownership of Common Stock as of December 31, 1999 by (i) each director and executive officer of the Company, (ii) all directors and officers of the Company as a group, and
(iii) each other person known by the Company to be the beneficial owner of more than 5% of the outstanding Common Stock as of December 31, 1999.

                                      # of Shares and Nature of
Name and address of Beneficial Owner      Beneficial Owner       Percent of Outstanding Shares
------------------------------------  -------------------------  ------------------------------

Edwis L. Selph, Sr.                                   9,077,310                          65.69%
4301 East Park Drive
Houston, Texas 77028
------------------------------------  -------------------------  ------------------------------
Robert J. Weaver                                      1,200,000                           8.68%
4301 East Park Drive
Houston, Texas 77028
------------------------------------  -------------------------  ------------------------------
Edwis L. Selph, Jr.                                      55,000                           0.40%
4301 East Park Drive
Houston, Texas  77028
------------------------------------  -------------------------  ------------------------------
Robert F. Darilek                                       225,000                           1.63%
4301 East Park Drive
Houston, Texas 77028
------------------------------------  -------------------------  ------------------------------
Bernard Vlahakis                                              0                              0%
4301 East Park Drive
Houston, Texas 77028
------------------------------------  -------------------------  ------------------------------
Total                                                10,557,310                          76.40%
------------------------------------  -------------------------  ------------------------------

ITEM  12.     CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

Edwis L. Selph, Sr., Chairman of the Board, President and Chief Executive Officer of the Company, owned 100% of the stock of ESCO Transportation Inc. and received 875,000 shares of the Company's common stock in exchange for 100% of the common stock of ESCO Transportation Inc. Prior to ESCO Transportation Inc. becoming a wholly-owned subsidiary of the Company, Mr. Selph owned approximately 15.67% of the Company's outstanding common stock. Immediately after the transaction, Mr. Selph owned approximately 86.18% of the Company's outstanding common stock.

The Company advanced funds and issued stock to a shareholder and his family members as discussed below. At December 31, 1999, $814,431 remained owing to the Company evidenced by two notes. The notes receivable signed December 31, 1999, including 7% interest, are payable in full on or before December 31, 1999 and are secured by ESCO common stock. $35,527 of interest was accrued but not paid on these notes in 1999.

As reported in Note D to the financial statements, the Company issued shares to two officers and directors totaling 1,425,000 shares valued at $.40 per share. These amounts are reported as notes receivable from the officers and directors including interest at 7%. The total outstanding balance on these loans are $570,000 in principal plus accrued interest totaling $33,251, all of which is reported as additional paid-in capital in the accompanying financial statements.

During the year ended December 31, 1999, a professional corporation in which an officer and director of the Company is a major stockholder provided accounting and other consulting services including, but not limited to, services as Chief Financial Officer. The total amount paid to the professional corporation for these services during the year ended December 31, 1999 was $215,882.

A manager of the Company provided computer consulting services to the Company in 1998 and was paid approximately $102,000 for these services, which included sales of hardware to the Company.

In May 1998, the Company purchased 4,000,000 shares of the Company's common stock for $1,198,000 or 29.95 cents per share, from a related party, in exchange for a note, including interest, to be paid over eight years. On December 31, 1998, the chief executive officer and majority stockholder of the Company assumed the promissory note, which then had a balance due of $960,000, in exchange for 3,200,000 shares of the Company's common stock. An additional 800,000 shares was also issued to the same individual at the same time in exchange for a note receivable back to the Company for $265,991. Additional loans from the Company to this stockholder and his immediate family members totaled $398,419 in 1999, of which $25,000 was repaid, and $469,156, less
$70,319 owed to the stockholder of which $200,150 was repaid in 1998. These transactions resulted in ending receivable balances due to the Company of $814,431 and $464,678 at December 31, 1999 and 1998. Of these ending receivable balances, $588,384 and $413,385, which is related to the stock purchase, is shown as a reduction of shareholders' equity in 1999 and 1998 respectively. Total interest income recognized on these notes was $32,527 of which $28,936 is reported as an increase in additional paid-in capital. No interest was accrued for the note during the year ended December 31, 1998.

ITEM  13.     EXHIBITS  AND  REPORTS  ON  FORM  8-K

a.     Exhibits
       1.     Material  contracts
              i.)    Firstar  Equipment  Financing
              ii.)   Orix  Credit  Alliance  Equipment  Financing
              iii.)  Wells  Fargo  Equipment  Financing
              iv.)   Quantum  Transportation  Purchase  Document
       2.     Letter  on  change  in  certifying  accountant

b.     Reports  on  Forms  8-K  -  NONE

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              ESCO  TRANSPORTATION,  CO.

                              _________________________________________
                              Edwis  L.  Selph,  Sr.,
                              Chief  Executive Officer and Chairman of the Board

                              Date:  ________________


                              _________________________________________
                              Robert  J.  Weaver
                              President

                              Date:  ________________


                              _________________________________________
                              Robert  F.  Darilek,  CPA
                              Chief  Financial  Officer

                              Date:  ________________

                              _________________________________________
                              Becky  Clamp,  CPA
                              Controller

                              Date:  ________________


In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                                         Date:
-----------------------------                                  -----------------
Edwis  L.  Selph,  Sr.
(Chief Executive Officer and
Chairman  of  the  Board)

                                                         Date:
-----------------------------                                  -----------------
Edwis  L.  Selph,  Jr.
(Secretary/Treasurer)

                          AUDITED FINANCIAL STATEMENTS


                             ESCO TRANSPORTATION CO.


                           DECEMBER 31, 1999 AND 1998

                                    CONTENTS

                                                                            Page

Independent  Auditor's  Report . . . . . . . . . . . . . . . . . . . . . . .   3

Balance  Sheets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    4

Statements  of  Operations . . . . . . . . . . . . . . . . . . . . . . . . .   5

Statement  of  Changes  in  Stockholders'  Equity  (Deficit) . . . . . . . .   6

Statements  of  Cash  Flows . . . . . . . . . . . . . . . . . . . . . . . .    7

Notes  to  Financial  Statements . . . . . . . . . . . . . . . . . . . . . .   8

                          INDEPENDENT AUDITORS' REPORT


To  the  Board  of  Directors
ESCO  Transportation  Co.
Houston,  Texas


We have audited the accompanying balance sheets of ESCO Transportation Co. (a Delaware corporation) as of December 31, 1999 and 1998, and the related statements of operations, changes in stockholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ESCO Transportation Co. as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that ESCO Transportation Co. will continue as a going concern. The Company incurred net losses in 1999 and 1998, had a working capital deficit of approximately $4.7 million and had a deficit in stockholders' equity at December 31, 1999. On April 20, 2000, Compass Bank acknowledged that the Company was in default on its factoring agreement. Compass Bank agreed to forbear this default subject to the conditions described in Note P to the financial statements. There is no certainty that the Company will be able to meet these conditions. These circumstances raise substantial doubt about the ability of ESCO Transportation Co. to continue as a going concern at December 31, 1999. Management's plans in regard to these matters are described in Note M. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/S/  FITTS, ROBERTS & CO., P.C.
FITTS, ROBERTS & CO., P.C.


Houston,  Texas
March  21,  2000,  except  for  Note  P,
  as  to  which  the  date  is  April  20,  2000

ESCO  TRANSPORTATION  CO.                                                Page  4

Balance  Sheets
December  31,  1999  and  1998

ASSETS

Current Assets                                                                                 1999          1998
                                                                                           ------------  ------------
  Cash and Cash Equivalents (Pledged - Note C and N)                                       $   109,929   $    25,833
  Accounts Receivable - Trade - Net (Note C)                                                 6,172,164     4,212,197
  Truck Maintenance Supplies                                                                   152,557       106,058
  Employee Advances and Driver Loans                                                           117,092        40,932
  Notes Receivable - Employees, Current                                                        241,830        39,803
  Notes Receivable - Stockholders (Note D)                                                     217,109        51,293
  Other Prepaid Expenses                                                                        91,319       121,740
  Prepaid  Insurance                                                                            42,727        36,597
  Covenant Not To Complete - Current (Note E)                                                   26,085        78,288
                                                                                           ------------  ------------
       Total Current Assets                                                                  7,170,812     4,712,741
                                                                                           ------------  ------------

Property and Equipment
  Land                                                                                         175,975       706,370
  Buildings                                                                                     13,554        13,554
  Office Equipment                                                                             571,061       275,007
  Communications Equipment                                                                     183,584        80,832
  Furniture and Fixtures                                                                        32,699        30,133
  Trucks, Tractors, and Trailers                                                             9,827,467     8,685,492
  Property Held Under Capital Leases                                                         1,476,881       715,347
  Yard Equipment                                                                               235,345       397,539
                                                                                           ------------  ------------
                                                                                            12,516,566    10,904,274
  Less:  Accumulated Depreciation                                                           (3,980,000)   (2,785,694)
                                                                                           ------------  ------------
            Total Property and Equipment                                                     8,536,566     8,118,580
                                                                                           ------------  ------------

Other Assets
  Oil and Gas Properties - Net (Note B)                                                         22,742        28,717
  Prepaid Insurance - Net of Current Portion                                                         0        64,500
  Deposits and Other Assets                                                                     12,650         6,000
  Intangibles (Note E)                                                                          82,871             0
  Covenant Not To Complete - Net, Non Current (Note E)                                               0        26,085
                                                                                           ------------  ------------
                                                                                               118,263       125,302
                                                                                           ------------  ------------
       Total Assets                                                                        $15,825,641   $12,956,623
                                                                                           ============  ============


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
  Accounts Payable - Trade                                                                 $ 1,247,094   $   756,895
  Bank Overdrafts                                                                              436,838             0
  Accrued Payroll and Other                                                                    887,884       279,682
  Driver Escrow and Savings                                                                     92,816        49,933
  Amounts Due Factor, Net of Reserve (Note C)                                                6,944,085     4,890,821
  Current Portion of Long-Term Debt (Note F)                                                 2,038,470     1,845,093
  Current Portion of Obligations Under Capital Leases (Note G)                                 235,603       131,615
                                                                                           ------------  ------------
       Total Current Liabilities                                                            11,882,790     7,954,039
                                                                                           ------------  ------------

Long-Term Debt

  Long-Term Debt, Net of Current Portion (Note F)                                            3,138,735     4,423,273
  Obligations Under Capital Leases, Net of Current Portion (Note G)                            852,633       382,065

Stockholders' Equity (Deficit)
  Preferred Stock, $.001 Par Value; 15,000,000 Share Authorized; None Issued
  Common Stock, $.001 Par Value; 20,000,000 Shares Authorized; 14,084,017 and 12,567,012
      Issued; 13,818,997 and 12,527,592 Oustanding in 1999 and 1998                              1,560         1,569
  Additional Paid-In Capital                                                                 1,625,765       931,906
  Retained Earnings (Deficit)                                                                 (396,385)     (318,844)
                                                                                           ------------  ------------
                                                                                             1,230,940       614,631
  Less Treasury Stock, At Cost                                                                 (87,822)       (4,000)
                                                                                           ------------  ------------
                                                                                             1,143,118       610,631
  Less Notes Receivable From Stockholders (Note D)                                          (1,191,635)     (413,385)
                                                                                           ------------  ------------
                                                                                               (48,517)      197,246
                                                                                           ------------  ------------
       Total Liabilities and Stockholders' Equity (Deficit)                                $15,825,641   $12,956,623
                                                                                           ============  ============


       The Accompanying Notes are an Integral Part of These Financial Statements

ESCO  TRANSPORTATION  CO.                                                Page  5

Statements  of  Operations
For  the  Years  Ended  December  31,  1999  and  1998

Revenue                                                     1999          1998
                                                        ------------  ------------
  Freight Revenue - Intermodal                          $21,106,591   $15,573,047
  Freight Revenue - Long Haul                            13,310,119    11,325,768
  Storage Revenue                                           545,565       332,498
  Oil and Gas Revenue                                         4,925         5,143
                                                        ------------  ------------
       Total Revenue                                     34,967,200    27,236,456

Expenses
  Cost of Freight - Intermodal                           15,056,759    11,409,781
  Cost of Freight - Long Haul                             8,740,136     6,995,954
  General Administrative Expenses                         8,686,921     6,719,839
  Depreciation and Depletion                              1,469,291     1,415,866
                                                        ------------  ------------
       Total Expenses                                    33,953,107    26,541,440
                                                        ------------  ------------
       Operating Income                                   1,014,093       695,016

Other Income (Expense)
  Interest Income                                            40,645         8,350
  Other Income                                               39,541        11,700
  Interest Expense                                       (1,252,386)   (1,265,704)
  Gain on Sale of Assets                                     80,566       154,069
                                                        ------------  ------------
                                                         (1,091,634)   (1,091,585)
                                                        ------------  ------------
       Net (Loss) Before Income Taxes                       (77,541)     (396,569)

Provision for Federal Income Tax Expense ( Benefit)               0             0

                                                        ------------  ------------
  Net (Loss)                                            $   (77,541)  $  (396,569)
                                                        ============  ============

Net (Loss) Per Common Share - Basic and Fully Diluted   $     (0.01)  $     (0.03)
                                                        ============  ============
Weighted Average Number of Shares Outstanding            13,831,510    12,495,694
                                                        ============  ============


    The Accompanying Notes are an Integral Part of These Financial Statements

ESCO  TRANSPORTATION  CO.                                                Page  6


Statement  of  Changes  in  Stockholders'  Equity  (Deficit)
Years  Ended  December  31,  1999  and  1998

                                                    Common Stock                         Retained       Treasury Stock
                                               ---------------------     Additional      Earnings    ---------------------
                                                 Shares      Amount    Paid-In Capital   (Deficit)     Shares     Amount
                                               -----------  --------  -----------------  ----------  ----------  ---------
Balance - December 31,1997                     12,176,760   $ 1,218   $        863,818   $  77,725         (20)  $ (4,000)

Correction of Issuance of Common Stock            174,352       174               (174)          0           0          0
Issuance of Common Stock                          176,500       177             68,262           0           0          0
Issuance of Note Receivable from Stockholder            0         0                  0           0           0          0
Net (Loss)                                              0         0                  0    (396,569)          0          0
                                               -----------  --------  -----------------  ----------  ----------  ---------
Balance - December 31,1998                     12,527,612   $ 1,569   $        931,906   $(318,844)        (20)  $ (4,000)

Correction                                              0      (175)               175           0           0          0
Adjustment of Outstanding Shares                  (95,095)        0                  0           0           0          0
Acquisition of California Operations              100,000        10             39,990           0           0          0
Stock Issued Under Management Incentive         1,425,000       143            569,857           0           0          0
Interest on Stockholder notes for Stock                 0         0             33,250           0           0          0
Advances to Stockholders - Stock Purchase               0         0                  0           0           0          0
Employee Stock Bonuses                            126,500        13             50,587           0           0          0
Purchase Treasury Stock                                 0         0                  0           0    (265,000)   (83,822)
Net (Loss)                                              0         0                  0     (77,541)          0          0
                                               -----------  --------  -----------------  ----------  ----------  ---------
Balance - December 31, 1999                    14,084,017   $ 1,560   $      1,625,765   $(396,385)  $(265,020)  $(87,822)
                                               ===========  ========  =================  ==========  ==========  =========


                                                Notes Receivable
                                                from Stockholders     Total
                                               -------------------  ----------
Balance - December 31,1997                     $                0   $ 938,761

Correction of Issuance of Common Stock                          0           0
Issuance of Common Stock                                        0      68,439
Issuance of Note Receivable from Stockholder             (413,385)   (413,385)
Net (Loss)                                                      0    (396,569)
                                               -------------------  ----------
Balance - December 31,1998                     $         (413,385)  $ 197,246

Correction                                                      0           0
Adjustment of Outstanding Shares                                0           0
Acquisition of California Operations                            0      40,000
Stock Issued Under Management Incentive                         0     570,000
Interest on Stockholder notes for Stock                         0      33,250
Advances to Stockholders - Stock Purchase                (778,250)   (778,250)
Employee Stock Bonuses                                          0      50,600
Purchase Treasury Stock                                         0     (83,822)
Net (Loss)                                                      0     (77,541)
                                               -------------------  ----------
Balance - December 31, 1999                    $       (1,191,635)  $ (48,517)
                                               ===================  ==========


     The Accompanying Notes are an Integral Part of These Financial Statements

ESCO  TRANSPORTATION  CO.                                                Page  7

Statements  of  Cash  Flows
For  the  Years  Ended  December  31,  1999  and  1998


Cash Flows from Operating Activities:                                1999          1998
                                                                 ------------  ------------
Net  (Loss)                                                      $   (77,541)  $  (396,569)
Adjustments to Reconcile Net  (Loss)
  to Net Cash Provided By Operating Activities:
  Depreciation,  Depletion and Amortization                        1,469,291     1,415,866
  Allowance for Bad Debt Expense                                    (134,253)       (8,855)
  Stock Issued to Employees                                           50,600
  (Gain) on Sale of Equipment                                        (80,565)     (154,069)
Changes in Operating Assets and Liabilities:
  (Increase) Decrease in Accounts Receivable                      (1,825,715)      251,338
  (Increase) in Supplies Inventory                                   (46,500)     (106,057)
  Decrease (Increase) in Prepaid Expenses                            128,791       (84,314)
  Decrease (Increase) in Other Assets                                (46,650)      144,780
  Decrease (Increase) in Driver/Employee Advances                   (278,186)
  (Decrease) Increase in Accounts Payable and Accrued Expenses     1,099,206       271,868
                                                                 ------------  ------------
Net Cash Provided By Operating Activities                            258,478     1,333,988

Cash Flows from Investing Activities
  Advances made to Owner Operators                                         0       (69,017)
  Loans Made to Shareholders                                        (371,341)     (735,147)
  Payments Received from Shareholders                                 30,525       220,150
  Purchase of Intangible Assets                                      (47,209)     (156,560)
  Purchases of Property and Equipment                             (1,056,849)     (920,817)
  Sale of Property and Equipment                                     815,617       699,090
                                                                 ------------  ------------
       Net Cash (Used In) Investing Activities                      (629,257)     (962,301)

Cash Flows from Financing Activities
  Financing of Operations from Bank Overdraft (Repayment)            436,838      (280,715)
  Advances from Factor, Net of Collections                         2,053,264     1,456,940
  Proceeds from Long-Term Debt                                       668,945       490,000
  Payments on Long-Term Debt                                      (2,620,350)   (2,103,196)
  Purchase of Treasury Stock                                         (83,822)
  Issuance of Common Stock                                                 0        68,439
                                                                 ------------  ------------
       Net Cash Provided By (Used In) Financing Activities           454,875      (368,532)

Net Increase in Cash and Cash Equivalents                             84,096         3,155

Cash and Cash Equivalents Balance at Beginning of Year                25,833        22,678

                                                                 ------------  ------------
Cash and Cash Equivalents Balance at End of Period               $   109,929   $    25,833
                                                                 ============  ============


       The Accompanying Notes are an Integral Part of These Financial Statements

ESCO  TRANSPORTATION  CO.                                                Page  8

Notes  to  the  Financial  Statements
December  31,  1999  and  1998


Note  A  -  Organization
------------------------

ESCO Transportation Co., (the "Company") was incorporated under the name of Power Oil Company in 1916 in West Virginia. In 1992, the Company was reincorporated as a Delaware corporation and in 1994 changed its name from "Power Oil Company" to "ESCO Transportation Co." In 1993, the Company acquired certain assets, liabilities, and transportation contracts from ESCO Transportation (a sole proprietorship) and in May 1993, the Company began operating as a transportation company.

ESCO Transportation, Inc., a wholly-owned subsidiary of ESCO Transportation Co., was incorporated on May 26, 1993 and acquired certain assets, liabilities and transportation contracts from ESCO Transportation (a sole proprietorship) as of May 31, 1993.

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

The Company maintains three divisions with distinct transportation services offered by each. The Company's Intermodal division primarily hauls container and piggyback shipments between shipping locations and railroads or ports. This division operates out of facilities in Houston, Texas; Ontario, California; Memphis, Tennessee; Dallas, Texas; Fort Smith, Arkansas; and Gulf Port, Mississippi. Subsequent to year-end, ESCO expanded to Ripon, California and Minneapolis, Minnesota. The Company also maintains an Over-The-Road division that performs long haul services for numerous customers within the United States. The main office for this division is located in Springdale, Arkansas. The Company's third division is its Container Yard division with a single operation located in Memphis, Tennessee. The Company's corporate office is located in Houston, Texas.

ESCO  TRANSPORTATION  CO.                                                Page  9

Notes  to  the  Financial  Statements
December  31,  1999  and  1998


Note  B  -  Summary  of  Significant  Accounting  Policies
----------------------------------------------------------

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

PROPERTY  AND  EQUIPMENT

Property, plant and equipment are carried at cost. Depreciation for financial reporting purposes has been computed on the straight-line method over the estimated useful lives of the assets which range from three to twenty years.
During the year ended December 31, 1999, the Company changed the estimated service lives of certain trucks and trailers owned by the Company to more clearly reflect the actual useful lives of this equipment. The effect of the change was to decrease depreciation expense and increase earnings by $99,595 or $.01 per share in 1999.

Accelerated methods of depreciation are used for computation of depreciation expense for income tax reporting purposes.

Depreciation expense for the years ended December 31, 1999 and 1998 was $1,380,691 and $1,357,704, respectively.

ESCO  TRANSPORTATION  CO.                                                Page 10

Notes  to  the  Financial  Statements
December  31,  1999  and  1998


Note  B  -  Summary  of  Significant  Accounting  Policies  (Continued)
-----------------------------------------------------------------------

OIL  AND  GAS  PROPERTIES

The Company has historically accounted for its oil and gas exploration and development activities using the successful efforts method. Under this method of accounting, exploratory drilling costs which result in the discovery of proved reserves are capitalized. All other exploratory costs, including geological and geophysical costs, are expensed when incurred. Developmental costs, including development of dry holes, are capitalized when incurred. The Company had no exploration and development activity during the years ended December 31, 1999 or 1998.

The Company's total capitalized costs as of December 31, 1999 and 1998 was as follows:

                                              1999            1998
                                        -------------    --------------
          Capitalized costs             $    238,023     $     238,023
          Accumulated Amortization          (215,281)         (209,306)
                                        -------------    --------------
                                        $     22,742     $      28,717
                                        =============    ==============

Depletion of capitalized costs on producing properties is computed on a property-by-property basis utilizing the unit-of-production method. Depletion expense was $5,975 for 1999 and $5,975 for 1998.

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

ESCO  TRANSPORTATION  CO.                                                Page 11

Notes  to  the  Financial  Statements
December  31,  1999  and  1998


Note  B  -  Summary  of  Significant  Accounting  Policies  (Continued)
-----------------------------------------------------------------------


CONCENTRATIONS  OF  CREDIT  RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade accounts receivable. In the normal course of business the Company grants credit without collateral to customers. Consequently, the Company's ability to collect the amounts due from customers is affected by economic conditions.

During the year, the Company has also advanced funds to stockholders and employees during the normal course of business. (Also see Note N). The ability to collect these funds is inherently related to the shareholders' ability to repay. Management has the option to offset bonuses against stockholder receivables as compensation in subsequent periods. The collectability of advances made to employees is inherent upon the Company's controls to ensure such advances are deducted from employee's pay prior to termination with the Company.

FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS

The Company has a number of financial instruments, none of which are held for trading purposes. These primarily consist of receivables from trade creditors and receivables from employees and long-term debt. The Company estimates that the fair value of all financial instruments at December 31, 1999 and 1998 does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet except for notes receivable form stockholders as follows (also see Note D):

   Note Receivable - Stockholders          Carrying Value          Fair Value
   ------------------------------          --------------          ----------
      December 31, 1999                    $    1,408,744          $        *
      December 31, 1998                    $      464,878          $        *

* Management believes the fair value of the notes receivable from stockholders is less than the carrying value; however, the fair value is not estimable.

ESCO  TRANSPORTATION  CO.                                                Page 12

Notes  to  the  Financial  Statements
December  31,  1999  and  1998


Note  B  -  Summary  of  Significant  Accounting  Policies  (Continued)
-----------------------------------------------------------------------

FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS  (CONTINUED)

The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is necessarily required in interpreting market data to develop the estimates of fair value and, accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

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

NET  LOSS  PER  SHARE

Net loss per common share is based on the weighted average number of shares outstanding during the year.

As stated in Note P, subsequent to year end, the Company issued shares in conjunction with the acquisition of Quantum Transportation. The effect of this transaction is to increase the total shares outstanding as of the date the new shares are issued.

ESCO  TRANSPORTATION  CO.                                                Page 13

Notes  to  the  Financial  Statements
December  31,  1999  and  1998


Note  C  -  Accounts  Receivable  and  Amounts  Due  to  Factor
---------------------------------------------------------------

Accounts  receivable  are  comprised  of  the  following:

                                       December 31,
                                     1999         1998
                                  -----------  -----------
Receivables assigned to factor    $5,629,741   $3,879,613
Unfactored accounts receivable       664,183      670,165
Accrued unbilled revenue             101,960      132,167
Other                                114,280        2,505
Allowances for doubtful accounts    (338,000)    (472,253)
                                  -----------  -----------
                                  $6,172,164   $4,212,197
                                  ===========  ===========

Total Outstanding Balance          7,538,961    5,336,553
Reserve Funds Held by Factor        (594,876)    (445,732)
                                  -----------  -----------
Net Amounts Due Factor            $6,944,085   $4,890,821
                                  ===========  ===========

Pursuant to a factoring agreement, the Company factors all of its accounts receivables under an agreement with a Compass Bank doing business as Commercial Billing Service Interest is paid on the total outstanding balance at a rate of 12.5% per annum. Total interest paid under the agreement was $552,910 and $422,654 in 1999 and 1998 respectively. The Company repurchases all factored accounts receivable over 90 days old. The factor withholds a reserve of 10% of the uncollected and unrepurchased accounts. Some payments are made directly to the Company rather than the factor which become an obligation due the factor. The factor has a security interest in accounts receivable financed by the factor. The Company's obligation to the factor is guaranteed by the majority stockholder, who is also an officer, and another officer of the Company. Approximately $17,434 and $294,729 in cash deposits with the factor at December 31, 1999 and 1998 respectively, were also subject to the security interest of the factor. Due primarily to the repurchase feature of the factoring agreement, the Company accounts for the factored accounts receivable as a secured borrowing rather than a sale. Many receivables are not collected within 90 days and have to be repurchased by the Company.

As of April 20, 2000, the Company renegotiated its agreement with a factoring company. (See Note P for the description of the revised agreement with the factoring company). The revised factoring agreement will also be accounted for as a secured borrowing rather than sale of the receivables.

ESCO  TRANSPORTATION  CO.                                                Page 14

Notes  to  the  Financial  Statements
December  31,  1999  and  1998


Note  D  -  Notes  Receivable  -  Stockholders
----------------------------------------------

At December 31, 1999, $1,408,744 was owed to the Company from three stockholders evidenced by three notes and, at December 31, 1998, $464,678 was owed to the Company evidenced by two notes. The notes were signed on December 31, 1999 and December 31, 1998 respectively and include interest at 7%. The 1999 notes are due and payable in full on or before December 31, 2000 and are secured by ESCO common stock. No interest was paid or accrued on these notes during 1998; however, interest was accrued but not paid during 1999.

The balance owed by stockholders noted above includes a note from a major stockholder. Certain advances made were in conjunction with the acquisition of stock from an immediate family member. As of December 31, 1999 and 1998, that portion of the note receivable which relate to the stock acquisition total $588,384 and $413,385 in 1999 and 1998 respectively. (See Note M). Interest accrued on this note totaled $28,973 and was recorded as an addition to paid-in capital.

During 1999, the Company agreed to grant to a key officer and director a series of five stock options ranging from 25,000 to 50,000 shares at $.25 per share contingent upon the accomplishment of certain milestones related to restructuring of debt and profitability. Each option will be granted within thirty days of the accomplishment of the event and is exercisable within one year of the issuance date. During the year ended December 31, 1999, the Company issued stock in lieu of options to the officer and director for 225,000 shares at $.40 per share and received a note receivable totaling $90,000 which is due March 1, 2000. The note bears interest at 7% per annum. Such shares are subject to refund to the Company by the officer and director if such milestones are not accomplished during the officer's tenure with the Company. Interest accrued on this note totaled $5,261 and was recorded as an addition to paid-in capital. Management has the option to offset bonuses against all or part of the stockholder note receivable and accrued interest as compensation to the officer/director in subsequent periods.

In February 1999, 1,200,000 shares of common stock were purchased for a note from an officer and director pursuant to an employment agreement. The agreement obligates the Company to pay the executive a base salary for three years of $250,000 as long as the agreement is in effect. During the year ended December 31, 1999, the Company received a note receivable from the officer and director totaling $480,000 for these shares at a per share rate of $.40 per share which is due March 1, 2000. The note bears interest at 7% per annum. Interest accrued on this note totaled $28,000 and was recorded as an addition to paid-in capital. Management has the option to offset bonuses against all or part of the stockholder note receivable and accrued interest as compensation to the officer/director in subsequent periods.

ESCO  TRANSPORTATION  CO.                                                Page 15

Notes  to  the  Financial  Statements
December  31,  1999  and  1998


Note  E  -  Intangibles
-----------------------

COVENANT  NOT  TO  COMPETE  -  INTERMODAL  LOGISITICS  COMPANY

On April 22, 1998, the Company acquired certain assets of Intermodal Logistics Company, Inc. ("ILC") for approximately $337,900, of which $156,560 was payment for a two year agreement not to compete with ILC's majority stockholder. Amortization expense for 1999 and 1998 was $78,288 and $52,187 respectively computed on the straight-line basis for 24 months. Amortization for 1998 was prorated from the date of acquisition. The remainder of the purchase cost was for equipment and supplies.

GOODWILL  -  CALIFORNIA

On January 15, 1999, the Company acquired the rights to conduct business with certain select customers in California from a California corporation. The purchase price of this business consisted of $25,000 in cash and 100,000 shares of ESCO stock, valued at $.40 per share or $40,000. Amortization expense for the goodwill for 1999 totaled $4,337 on a straight-line basis over sixty (60) months prorated accordingly for 1999.

QUANTUM  ACQUISITION

During the year ended December 31, 1999, the Company incurred costs of $22,209 associated with the merger and acquisition of Quantum Transportation Company, a Minnesota corporation. Amortization of these costs will begin in January 2000 after closing of the acquisition. (See Note P).

Note  F  -  Long-Term  Debt
---------------------------

Loans are from banks and finance companies for the purchase of transportation equipment including trucks and trailers, communication equipment, leasehold improvements, and portable buildings. The Company's long-term debt was issued to purchase property and equipment. Following is a summary of the total balances outstanding at of December 31, 1999 and 1998 and the maturities of long-term debt for each year:

ESCO  TRANSPORTATION  CO.                                                Page 16

Notes  to  the  Financial  Statements
December  31,  1999  and  1998


Note  F  -  Long-Term  Debt  (Continued)
----------------------------------------

                                                                       December 31,
                                                                    1999          1998
                                                                ------------  ------------
Notes payable to various banks and finance companies;           $ 5,060,872   $ 5,691,142
payable in monthly installments totaling $202,312 including
principal and interest; bearing interest at rates ranging from
9.5% to 11.5%; secured by transportation equipment
purchased in conjunction with the financing; guaranteed by
a major stockholder.  The notes mature at varying dates
from 2001 through 2004.
--------------------------------------------------------------  ------------  ------------
A mortgage note payable to a partnership; bearing interest at       116,333       127,224
8%; payable in monthly installments of $1,722 including
principal and interest; secured by real estate; guaranteed by a major stockholder.  The note matures in 2002.
--------------------------------------------------------------  ------------  ------------
A mortgage note payable to a corporation; bearing interest                0       450,000
at 10.5%; payable in monthly installments of both principal
and interest; secured by real estate; guaranteed by a major
stockholder.
--------------------------------------------------------------  ------------  ------------
                                                                  5,177,205     6,268,366
--------------------------------------------------------------  ------------  ------------
Less:  Current Maturities                                        (2,038,470)   (1,845,093)
--------------------------------------------------------------  ------------  ------------
                                                                $ 3,138,735   $ 4,423,273
--------------------------------------------------------------  ============  ============


The following are maturities of long-term debt for mortgages payable for each of the next five years:

                          December 31,               Amount
                        ----------------        ---------------
                             2000               $     2,038,470
                             2001                     1,891,088
                             2002                       789,922
                             2003                       297,877
                             2004                       159,848


Interest  expense  for  1999  and  1998 was $614,095 and $829,031, respectively.

ESCO  TRANSPORTATION  CO.                                                Page 17

Notes  to  the  Financial  Statements
December  31,  1999  and  1998


Note  G  -  Obligations  Under  Capital  Leases
-----------------------------------------------

The Company is lessee of trailers and communication equipment which are held under capital leases expiring in various years. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. Assets are amortized (or depreciated) over the longer of the lease terms or their estimated productive lives. Amortization (or depreciation) of assets under capital leases is included in depreciation expense for 1999 and 1998. Following is a summary of property held under capital leases:

                                                  December 31,
                                       ----------------------------------
                                             1999               1998
                                       ----------------    --------------
Transportation  Equipment/Trailers     $     1,347,697     $     715,347
Communications  Equipment                       75,250                 0
Office  Equipment                               53,934                 0
                                       ----------------    --------------
                                       $     1,476,881     $     715,347
                                       ================    ==============

Accumulated  Depreciation              $      (385,646)    $    (255,286)
                                       ================    ==============

Minimum future lease payments under capital leases as of December 31, 1999 for each of the next five years and in the aggregate are as follows:

                          December 31,                      Amount
------------------------------------------------------  --------------
                             2000                       $     332,686
                             2001                             332,686
                             2002                             199,491
                             2003                             132,947
                             2004                             114,720
                     Subsequent to 2004                       186,930
                                                        --------------
       Total Minimum Lease Payments                         1,299,460
       Less: Amount Representing Interest                    (211,224)
       Present Value of Net Minimum Lease Payments          1,088,236
       Less  Current  Portion                                (235,603)
                                                        --------------
                                                        $     852,633
                                                        ==============

Interest rates on capitalized leases vary from 8.7% to 12.2% and are imputed based upon the lower of the Company's incremental borrowing rate at the inception of the lease or the lessor's implicit rate of return. Interest expense for 1999 and 1998 was $76,030 and $11,272, respectively.

ESCO  TRANSPORTATION  CO.                                                Page 18

Notes  to  the  Financial  Statements
December  31,  1999  and  1998


Note  H  -  Contracts  and  Commitments  -  Operating  Leases
-------------------------------------------------------------

The Company leases office equipment and facilities under noncancelable operating leases. Lease expense incurred for 1999 and 1998 was $663,455 and $380,234 respectively. The Company's minimum rental commitments under these noncancelable operating lease as of December 31, 1999 were as follows:

                          December 31,          Amount
                          ------------       -----------
                             2000            $   647,213
                             2001                446,445
                             2002                408,520
                             2003                309,544
                             2004                275,328
                             2005                 66,000
                                             -----------
                                             $ 2,153,050
                                             ===========

Note  I  -  Federal  Income  Taxes
----------------------------------

At December 31, 1999, the Company had net operating loss (NOL) carryforwards for federal income tax purposes of $3,558,438, which expires if unused as follows:

                       Expires year ending          Amount
                       -------------------       -----------
                               2001              $   110,657
                               2005                   69,883
                               2007                   14,469
                               2010                    3,355
                               2011                  188,103
                               2012                1,697,297
                               2018                  902,909
                               2019                  571,765
                                                 -----------
                                                 $ 3,558,438
                                                 ===========


Management believes that previous changes in stock ownership resulted in an ownership change as defined in Section 382 of the Internal Revenue Code (IRC), as amended. The net operating loss carryforwards generated in the years prior to the ownership change which are subject to Section 382 limitations total $195,000. Management believes these operating loss carryforwards are available to offset future taxable income of the Company in each year following the change, but the offsets will be limited under the provisions of Section 382 of the IRC. The amount of such limitation is expected to be approximately $35,000 each year. The Company's NOL carryforwards generated after the ownership change in the amount of $3,363,429 are available to offset future taxable income through the dates of expiration without the limitations of Section 382.

ESCO  TRANSPORTATION  CO.                                                Page 19

Notes  to  the  Financial  Statements
December  31,  1999  and  1998


Note  I  -  Federal  Income  Taxes  (Continued)
-----------------------------------------------

Following represents the amounts of deferred tax assets and liabilities as of December 31, 1999 and 1998:

                                                           December 31,
                                                     -------------------------
                                                         1999         1998
                                                     ------------  -----------
Deferred Tax Asset - Net Operating Losses            $ 1,209,868   $1,015,580
---------------------------------------------------  ============  ===========
Deferred Tax Liabilities - Accelerated Depreciation   (1,192,710)    (933,204)
---------------------------------------------------  ============  ===========
Valuation Allowance                                  $    17,158   $   82,376
---------------------------------------------------  ============  ===========

All deferred assets and liabilities are considered long-term for financial reporting purposes. Amounts of franchise tax assets and liabilities are not material to the financial statements.

The Company has not reported benefits from NOL carryforwards because of uncertainties concerning realization of the loss carryforwards. A valuation allowance has been provided for the full amount of the deferred tax asset arising from such net operating loss carryforwards. The effective income tax rate varies from the statutory federal income tax rate due to certain expenses which primarily are not deductible for tax purposes, which are immaterial and changes in the valuation allowance or $65,218.

Note  J  -  Major  Customers
----------------------------

Sales  to  major  customers  were  as  follows:

                         Customer          1999     1998
                         --------          ----     ----

                            A               18%      17%
                            B               10%      11%
                            C                5%      10%
                            D                5%       6%
                            E                5%       5%
                            F                3%       5%
                                           ----     ----

                                TOTAL       46%      54%
                                           ====     ====

ESCO  TRANSPORTATION  CO.                                                Page 20

Notes  to  the  Financial  Statements
December  31,  1999  and  1998


Note  K  -  Supplemental  Disclosures  of  Cash  Flow  Information
------------------------------------------------------------------

Supplemental  cash  flow  information:

                                                                December 31,
                                                           ----------------------
                                                              1999        1998
                                                           ----------  ----------
Interest paid                                              $1,280,549  $1,294,323
---------------------------------------------------------  ==========  ==========

Noncash investing and financing activities:
     Capital lease obligations incurred for new equipment  $  707,600  $    3,027
---------------------------------------------------------  ==========  ==========

     Common stock issued for notes receivable              $  570,000  $1,225,991
---------------------------------------------------------  ==========  ==========

Note  L  -  Contingent  Liabilities
-----------------------------------

Due to the nature of the Company's business, it is a defendant in various lawsuits. Some of the matters discussed below are covered by insurance.

Pacific Business Capital Corporation, a secured creditor of Intermodal Logistics Co. ("ILC") (Note E), has sued the Company and an employee of the Company in the Chancery Court of Shelby County, Tennessee, asserting a violation of the security interest in certain accounts receivable of ILC. Management estimates its maximum exposure related to this litigation will not exceed $50,000.

Intercargo Insurance Company is suing numerous defendants, including the Company, over misdelivering a load it insured. The Company is also subject to cross-claims by some of the other defendants. The suit and counter-claims were filed in United States District Court, Central District of California. Management estimates its maximum exposure related to this litigation will not exceed $30,000.

A former cleaning person for the Company's leased premises in California has sued the Company and others in the Superior Court of the State of California for the County of San Bernardino for alleged injuries on the Company's premises.
The litigation does not specifically name requested damages; however, management's estimate is any losses related to this litigation will be immaterial to the financial statements.

While it is not possible to predict with certainty the outcome of these cases, it is the opinion of management that these lawsuits, claims and proceedings which are pending against the Company are without merit or will not have a material adverse effect on the Company's operating results, liquidity or financial position.

ESCO  TRANSPORTATION  CO.                                                Page 21

Notes  to  the  Financial  Statements
December  31,  1999  and  1998


Note  M  -  Financial  Results  and  Liquidity
----------------------------------------------

Management has implemented plans to address the following issues over the upcoming year. Management plans to address its historical losses with the preparation and implementation of a detailed operational plan and budget which includes profitability for each division during 2000. The plan includes the continued implementation of budgetary controls and cost control measures in all areas of operation. Management has also implemented procedures to update its accounting and dispatch system which should further reduce billing errors, increase cost control in the over-the-road division, and provide better profitability in the intermodal division. Management is also pursuing outside capital sources to provide additional working capital for the Company. Management is also working with Compass Bank to ensure they continue to provide needed working capital for Company operations through December 31, 2000. Continued funding is subject to the conditions explained in Note P.

Note  N  -  Related  Party  Transactions
----------------------------------------

In May 1998, the Company purchased 4,000,000 shares of the Company's common stock for $1,198,000 or 29.95 cents per share, from a related party, in exchange for a note, including interest, to be paid over eight years. On December 31, 1998, the chief executive officer and majority stockholder of the Company assumed the promissory note, which then had a balance due of $960,000, in exchange for 3,200,000 shares of the Company's common stock. An additional 800,000 shares was also issued to the same individual at the same time in exchange for a note receivable back to the Company for $265,991. Additional loans from the Company to this stockholder and his immediate family members totaled $398,419 in 1999, of which $25,000 was repaid, and $469,156, less
$70,319 owed to the stockholder of which $200,150 was repaid in 1998. These transactions resulted in ending receivable balances due to the Company of $814,431 and $464,678 at December 31, 1999 and 1998. Of these ending receivable balances, $588,384 and $413,385, which is related to the stock purchase, is shown as a reduction of shareholders' equity in 1999 and 1998 respectively. Total interest income recognized on these notes was $32,527 of which $28,936 is reported as an increase in additional paid-in capital. No interest was accrued for the note during the year ended December 31, 1998.

ESCO  TRANSPORTATION  CO.                                                Page 22

Notes  to  the  Financial  Statements
December  31,  1999  and  1998


Note  N  -  Related  Party  Transactions  (Continued)
-----------------------------------------------------

As reported in Note D, the Company issued shares to two officers and directors totaling 1,425,000 shares valued at $.40 per share. These amounts are reported as notes receivable from the officers and directors including interest at 7%. The total outstanding balance on these loans are $570,000 in principal plus accrued interest totaling $33,251, all of which is reported as additional paid-in capital in the accompanying financial statements.

During the year ended December 31, 1999, a professional corporation in which an officer and director of the Company is a major stockholder provided accounting and other consulting services including, but not limited to, services as Chief Financial Officer. The total amount paid to the professional corporation for these services during the year ended December 31, 1999 was $215,882.

As of December 31, 1999, the Company had pledged $100,000 of cash account balances as security for a personal note payable of a major stockholder.

A manager of the Company provided computer consulting services to the Company in 1998 and was paid approximately $102,000 for these services, which included sales of hardware to the Company.

Note  O  -  Employee  Benefit  Plans
------------------------------------

The Company established a defined contribution profit sharing plan for the benefit of its employees. There were no Company contributions, which are voluntary, in 1999 or 1998. The Company also has a stock bonus plan which distributes shares to employees based upon tenure with the Company and management responsibilities. Shares issued under this plan are based on management's discretion. During the years ended December 31, 1999 and 1998, the Company issued 126,500 shares and 176,500 shares respectively. The shares were valued at per share rates of $.40 per share in 1999 and $.38 per share in 1998. The shares issued in each year include 50,000 shares issued to officers and directors.

ESCO  TRANSPORTATION  CO.                                                Page 23

Notes  to  the  Financial  Statements
December  31,  1999  and  1998


Note  P  -  Subsequent  Events
------------------------------

On January 19, 2000, the Company acquired 100% of the outstanding stock of Quantum Transportation, Inc., a Minnesota corporation, in a purchase transaction valued at $530,000. The acquisition was completed through a combination of 159,000 shares of stock and $53,000 in cash in a merger transaction. This merger was completed through a newly formed subsidiary corporation named ESCO Acquisition Corp.

Effective March 27, 2000, the Company entered into a management agreement with Kizer, Inc. (Kizer) and other related companies located in Gulf Port, Mississippi. The management agreement provides for the Company to manage the operations of Kizer for a period of 120 days, during which an ongoing due diligence will be completed by the Company. On or before the conclusion of the management agreement, the Company and Kizer have the option to negotiate terms which are acceptable to both parties for a potential acquisition of Kizer and the related business by the Company.

On April 20, 2000, after being declared in default, the Company renegotiated the terms of its factoring agreement with Compass Bank (Compass) dba Commercial Billing Service. Under the terms of the revised agreement, the reserve account balance as of March 29, 2000 was applied against the amounts owed by the Company to Compass. Compass will continue to advance the Company 90% of eligible accounts receivable. The remaining 10% will be placed in a new non-interest bearing reserve account to be used to further reduce the balance owed to Compass by the Company or provide additional working capital to the Company with Compass' approval. Uncollected accounts receivable my be recoursed at will instead of after ninety (90) days. The revised agreement also includes the following conditions which must be met and/or maintained by the Company while the agreement is in effect:

- the Company must show progress toward and cure the default by December 31, 2000;
- the Company's financial position cannot deteriorate nor can there be any additional violations of the original factoring agreement;
- the Company does not incur a net operating loss for two consecutive months;
- the Company does not incur a cumulative net operating loss of $100,000 for any consecutive two month period
- the ownership structure, management and control of the Company may not change;
- the Company must sign confidentiality agreements with at least five serious, potential investors or sign a letter of intent for a proposed investment of an additional $5 million in equity or subordinated debt by July 1, 2000;

ESCO  TRANSPORTATION  CO.                                                Page 24

Notes  to  the  Financial  Statements
December  31,  1999  and  1998


Note  P  -  Subsequent  Events  (Continued)
-------------------------------------------

-     the  unsecured  amount  the Company owes Compass cannot exceed $1,100,000;
- the Company must remit accounts receivable collections received by the Company to Compass.

The revised agreement also reestablishes certain provisions in the original agreement which must be adhered to by the Company. The majority stockholder and another stockholder have guaranteed the agreement.

On April 4, 2000, the Company entered into an agreement with a broker/dealer to assist the Company in locating additional working capital to improve cash flow and execute the Company's business plan. The agreement provides for the broker/dealer to receive a fee equal to 7% of capital raised in an amount less than $3,000,000 and 5% of capital raised in an amount raised in excess of $3,000,000. In addition, the broker/dealer is entitled to receive a percentage of stock issued to any investor supplying funds to the Company.

Subsequent to year-end, the Company entered into a trac-lease agreement to lease twelve (12) trucks for forty-eight (48) months. The total value of this commitment is approximately $1,020,000.

Note  Q  -  Segment  Information
--------------------------------

The Company's operations are divided into three segments by type of operations which are intermodal operations, over-the-road operations, and storage operations. Intermodal operations consist of short-haul, drayage shipments primarily from railroad ramps to customer docks and is operated out of various company locations. Over-the-road operations represent long-haul, door-to-door deliveries for customers. Storage operations represent the Company's container yard operated in Memphis, Tennessee. The following table presents 1999 and 1998 segment information:

                                                      1999
                       ---------------------------------------------------------------
                                                          Depreciation and
                                          Cost of Sales     Amortization     Interest
                             Sales                                           Expense
                       -----------------  -------------  -----------------  ----------
Intermodal Revenue     $      21,106,590  $  15,056,759         $  148,776  $  628,916
Over-the-Road Revenue         13,310,119      8,740,136          1,216,844     623,470
Storage                          545,565              0            103,671           0
Other                              4,926              0                  0           0
                       -----------------  -------------  -----------------  ----------
                       $      34,967,200  $  23,796,875         $1,469,291  $1,252,386
                       =================  =============  =================  ==========

ESCO  TRANSPORTATION  CO.                                                Page 25

Notes  to  the  Financial  Statements
December  31,  1999  and  1998


Note  Q  -  Segment  Information  (Continued)
---------------------------------------------

                                                1999
                       --------------------------------------------------------
                                                    Additions to
                       Earnings (Loss)   Long-Term   Long-Lived   Total Assets
                                           Assets      Assets
                       ----------------  ----------  -----------  -------------
Intermodal Revenue     $       489,461   $  826,116  $   451,137  $   5,704,991
Over-the-Road Revenue         (662,131)   7,546,079    2,064,566      9,681,405
Storage                         90,204      164,371       18,027        439,245
Other                            4,925            0            0              0
                       ----------------  ----------  -----------  -------------
                       $       (77,541)  $8,536,566  $ 2,533,730  $  15,825,641
                       ================  ==========  ===========  =============


                                                       1998
                       ---------------------------------------------------------------
                                                          Depreciation and
                                                            Amortization    Interest
                             Sales        Cost of Sales                      Expense
                       -----------------  --------------  ----------------  ----------
Intermodal Revenue     $      15,780,967  $   11,409,781  $         99,712  $  482,430
Over-the-Road Revenue         11,117,849       6,995,954         1,238,592     783,274
Storage                          332,497               0            77,562           0
Other                              5,143               0                 0           0
                       -----------------  --------------  ----------------  ----------
                       $      27,236,456  $   18,405,735  $      1,415,866  $1,265,704
                       =================  ==============  ================  ==========


                                           1998
                       --------------------------------------------------------
                                                    Additions to
                       Earnings (Loss)   Long-Term   Long-Lived   Total Assets
                                           Assets     Assets
                       ----------------  ---------  ------------  -------------
Intermodal Revenue     $      (238,607)  1,193,978  $          0  $   5,875,963
Over-the-Road Revenue         (219,629)  6,752,621       744,901      6,908,679
Storage                         56,525     171,981       175,916        171,981
Other                            5,142           0             0              0
                       ----------------  ---------  ------------  -------------
                       $      (396,569)  8,118,580  $    920,817  $  12,956,623
                       ================  =========  ============  =============


The segmented information is prepared under generally accepted accounting principles. The amounts also incorporate the allocation of overhead costs based on the number of loads on the various segments operated within the Company.

ESCO  TRANSPORTATION  CO.                                                Page 26

Notes  to  the  Financial  Statements
December  31,  1999  and  1998


Note  Q  -  Segment  Information  (Continued)
---------------------------------------------

The customers providing revenue of 10% or more are included in the following table. All customers included in this category are as serviced through the intermodal segment of the Company.

                   1999           1998
                ----------     ----------

Customer  A     $6,136,114     $5,087,384
Customer  B     $3,510,005     $3,099,813
Customer  C         -          $2,817,415

Note  R  -  Fourth  Quarter  Adjustments
----------------------------------------

In conjunction with the preparation of the year end financial statements, the Company recorded an adjustment to depreciation expense totaling $99,595 representing a decrease in depreciation expense and an increase in earnings, a reduction of interest income to reclassify interest on shareholder notes to additional paid-in capital totaling $62,186, and an increase in the bad debt reserve representing an increase in expense and a decrease in earnings totaling $180,000. All amounts represent changes in the fourth quarter of 1999.

EXHIBIT
                         FIRSTAR  EQUIPMENT  FINANCING


FIRSTAR
-------
                      FIRSTAR EQUIPMENT FINANCE CORPORATION
                               SUPPLEMENT NO. 003
                                              ---
                      TO MASTER EQUIPMENT LEASE NO. 0005782
                                                    -------
                                  (TRAC LEASE)
LESSOR: FIRSTAR EQUIPMENT FINANCE CORPORATION    LESSEE: ESCO TRANSPORTATION CO.
        (herein  called  the  "Lessor")          (herein  called  the  "Lessee")
                               ------                                   ------
        400  Highway 169 South, Suite 300        6505  HOMESTEAD
        St.  Louis  Park,  MN  55426             HOUSTON,  TX  77028

1.     Term  and  Commencement Date. The Lease Term for the Equipment covered by
       ----------------------------
this Supplement shall commence on the date Lessee executes the herein below Delivery and Acceptance Certificate or the date on which Lessor funds the acquisition of the Equipment, whichever is earlier, ('Commencement Date") and shall continue for a period of 84 months. Upon delivery of the Equipment to Lease, Lessee shall determine if the same is satisfactory to Lessee and, if appropriate, execute and deliver to Lessor a Delivery and Acceptance Certificate in form satisfactory to Lessor.

2.     Rent.  As  rent during the term of the Lease, Lessee hereby agrees to pay
       ----
Lessor the sum of $2,135.00 monthly in advance during the Term hereof on the day of each month, corresponding to the Commencement Date, beginning with the Commencement Date month, except that the first and last rental payment(s) shall be paid upon execution hereof. All rent is subject to sales and/or use tax whenever applicable. If the Commencement Date does not occur within sixty (60) days after this Supplement is executed by Lessee, Lessor may, upon written notice to Lessee, increase the amount of the Rent as deemed necessary by Lessor to reflect any increases in market financing rates.

3.     Security  Deposit.  No.  If  "yes",  Lessee hereby egrets to deposit with
       -----------------
Lessor  the  sum  of  $ as a security deposit ("Security Deposit") and not as an
                                               ------------------
advance  payment  of  Rent.

4.     Depreciable  Life.  The  Equipment  covered  by  this  Supplement  has  a
       -----------------
depreciable  life  of  5  years.

5.     Rolling Stock. If Rolling Stock, Lessor deems the Equipment to be rolling
       -------------
stock  for  purposes  of  Section  10  of  the  Master  Equipment  Lease.

6.     Projected  Value.  The  Projected Value of the Equipment is 10.00% of the
       ----------------
estimated total cost of the Equipment as set forth below. The parties acknowledge that the Projected Value is the current estimate of the fair market value of the Equipment as of the Expiration Date.

7.     Termination.  Upon  expiration  of  the  Lease  Term with respect to such
       -----------
Equipment and so long as no Event of Default, as defined in Section 11 of the Master Equipment Lease, has occurred and is continuing, Lessee shall sell such Equipment as agent of Lessor to the highest bidder and shall render an accounting of such sale to Lessor and, as a final payment of Rent, transmit the Projected Value (as defined above) to Lessor. If the sale proceeds received by Lessee are less than the Projected Value, Lessee shall immediately remit to Lessor an amount equal the shortfall. If the sale proceeds received by Lessee exceed the Projected Va1ue, any excess shall be retained by the Lessee.

It is anticipated that Lessee will sell the Equipment as required under this paragraph 7 promptly upon expiration of this Lease with respect to such Equipment on behalf of Lessor. If Lessee does not sell the Equipment on behalf of Lessor, Lessor will sell such Equipment at wholesale as soon as possible after the expiration or cancellation of this Lease or any extension thereof with respect to such Equipment and determine the rent adjustment in accordance with the provisions of this paragraph. Such rental adjustment shall be paid by the Lessee within 30 days after the date Lessor sells such Equipment. If Lessee does not sell the Equipment on behalf of Lessor, Lessee agrees to pay Lessor a disposal fee of $300 for each item of Equipment disposed of by Lessor. In the event Lessee should fail to pay Lessor the Projected Value upon the expiration of the Lease Term. Lessee shall pay to Lessor a delinquent payment charge at a rate pursuant to Section 25 of the Master Equipment Lease, until the Projected Value is paid to Lessor.

8.     Tax  Indemnity.  This supplement is entered in to on the basis that under
       --------------
the  Internal  Revenue  Code  of  1986, as amended (the "Code"). Lessor shall be
                                                         ----
entitled  to  (1) Modified Accelerated Cost Recovery System ("MACRS") deductions
                                                              -----
pursuant to section 168 of the Code on the basis that the Lessor has an unadjusted basis in the Equipment equal to the Estimated Total Cost, that the applicable depreciation method is the 200 percent declining balance method switching tostraightline when optimal, that the applicable recovery period is 5 years and that the applicable convention is the half year convention, (2) current deductions for interest expense accrued with respect to indebtedness incurred to finance purchase of the Equipment and (3) to realize as gross income with respect to the transactions contemplated by the Lease (including the purchase of the Equipment) only Rent and Termination Amount in the amounts and accrued at the times set forth in this Supplement and any interest payable on late payments thereof (any failure of this clause (3) to be true herein referred to as an "Inclusion"), and (4) neat the Lease as a "Qualified Motor Vehicle
             ---------
Agreement" as defined in Section 210 of the Tax Equity and Fiscal Responsibility Act of 1982 and section 7701(h) of the Code.

If Lessor shall (1) lose the right to claim or shall suffer any disallowance or recapture of or, in good faith, shall determine that it is not entitled to claim all or any portion of any MACRS deductions or interest deductions (or if Lessor would have lost, recaptured or had disallowed such deductions if Lessor had sufficient gross income in the applicable taxable year against which to apply such deductions), (2) be deemed liable for income tax on gross profit, revenue or income as a result of an Inclusion (3) be unable to so treat the Lease as a Qualified Motor Vehicle Agreement or (4) lose any other intended tax benefit as a result of any subsequent change in the Code, including, but not limited to a tax rate change (each of' clauses (1) through (4) referred to as a "Tax Loss")
                                                                      --------
with respect to any item of Equipment, then, promptly upon written notice to Lessee that a Tax Loss has occurred, Lessee shall reimburse Lessor in a lump sum payment, the amount determined below.

The reimbursement shall be that lump sum amount that, in the reasonable opinion of Lessor, after deduction of all taxes required to be paid by Lessor with respect of the receipt of such sum under the laws of any federal, state, foreign or local government or taxing authority, shall preserve Lessor's alter-tax discounted cash flow rate of return on equity, cash flows and book income based on FASB 13, assumed by Lessor in entering into this Lease. The reimbursement shall take into account the effects of any interest, penalties and additions to tax required to be paid by Lessor as a result of such Tax Loss and all taxes required to be paid by Lessor as a result of any payments pursuant to this paragraph.

For purposes of determining tax effects under this paragraph 8, the term "Lessor" shall include, to the extent of interests, any affiliated group of corporations, and each member thereof, of which Lessor is or shall become a member and with which Lessor joins in the filing of consolidated or combined returns. All payments pursuant to this paragraph 8 shall be paid within ten (10) days after receipt by Lessee of notice from Lessor describing in reasonable detail the Tax Loss and the amount of the payment due hereunder.

All rights and privileges of Lessor from this paragraph 8 shall survive the expiration or termination of the Lease.

Lessee shall provide such information as Lessor may reasonably require from Lessee and its affiliates and anyone in current or prior possession of the Equipment to enable Lessor to fulfill its tax filing obligations.

9.     Vehicles. If Vehicle Lessee hereby agrees to furnish Lessor with the paid
       --------
receipt copy of all Federal Form 2290s filed for any such vehicle(s) leased from Lessor as proof of payment of federal highway use tax.

10.     Location;  Inspection;  Notices.  Lessee shall promptly notify Lessor of
        -------------------------------
all details arising out of any change in the general geographic location on which any item of Equipment is used or in the specific location at which it is kept when not used, any alleged encumbrances thereon or any accident allegedly resulting from the use or operation thereof. Lessee agrees to comply with Department of Transportation Regulation 396.17 "Periodic Inspection," at its own cost and expense.

11.     Condition  On  Return.  Without  affecting  the obligations of Lessee as
        ---------------------
provided in paragraph 7 above, if the Equipment is required to be returned to Lessor pursuant to Section 16 of the Master Equipment Lease, or for any other reason, Lessee, at its own risk and expense, shall immediately return the Equipment at such location(s) as Lessor shall designate, freight and insurance prepaid and in the following condition:

I.     50%  tread  on  tires  -  no  recaps;  50%  brakes.

II.    Sheet  Metal  work  -  not  more  than  $200.00 needed; no broken glass.

III. Drive train (engine, transmission and rear axle) capable of performing to original requirements. No major overhaul of any components, for tractors or trailers, is seen in the foreseeable future.

IV. Provide evidence of maintenance per manufacturers specification with no indication of abuse.

Lessee hereby acknowledges that any such designated return location is reasonably convenient to Lessee.

12.     Additional  Representations  Lessee  represents. warrants, covenants and
        ---------------------------
certifies, under penalty of perjury, that (a) it intends for each item of Equipment to be used more than 50% in a trade or business of Lessee, (b) it has been advised that Lessor and not Lessee will be treated as owner of the Equipment for Federal income tax purposes and agrees to not take any action inconsistent with such treatment and (c) this Lease constitutes a "Qualified Motor Vehicle Agreement" as defined in Section 210 of the Tax Equity and Fiscal Responsibility Act of 1932 and Section 7701(h) of the code.
     Lessee  initial  EJ               Lessor  initial
                    ------------------                ---------------

13.     Equipment.  The  following  Equipment  is  hereby  leased  on  the terms
        ---------
specified in this Supplement and this Supplement becomes a part of and subject to the terms and conditions of that certain Master Equipment Lease No.0005782, dated 3-28-97, 19 __ which, except as modified herein, remains in full force and
      -------
effect. This Lease shall be of no force and effect until all requirements set forth herein are satisfied and this Lease is accepted in writing by an authorized agent of Lessor in Minnetonka, Minnesota.

14.     Other  Terms  or  Conditions.  Following  are other terms and conditions
        ----------------------------
agreed  to  by  the  parties.  None

-----------------------------------------------------------------------------------------------------------------------------
Qty    Vehicle ID NO. or Serial No.            Description                                                     Equipment Cost
-----------------------------------------------------------------------------------------------------------------------------
  1    1UYVS2530XP653302                       NEW 1999 UTILITY 53 FOOT DRY VAN TRAILER                          20,050.00
  1    1UYVS2532XP653303                       NEW 1999 UTILITY 53 FOOT DRY VAN TRAILER                          20,050.00
  1    1UYVS2534XP653304                       NEW 1999 UTILITY 53 FOOT DRY VAN TRAJLEP.                         20,050.00
  1    IUYVS2536XP653305                       NEW 1999 UTILITY 53 FOOT DRY VAN TRAILER                          20,050.00
  1    IUYVS2533XP653309                       NEW 1999 UTILYIY 53 FOOT DRY VAN TRAILER                          20,050.00
  1    1UYVS2531XP653325                       NEW 1999 UTILITY 53 FOOT DRY VAN TRAILER                          20,050.00
                                               NEW 1999 UTILITY 53 FOOT DRY VAN TRAILER                          20,050.00
-----------------------------------------------------------------------------------------------------------------------------
                                                                                         Estimated Total Cost  $140,350.00
-----------------------------------------------------------------------------------------------------------------------------

Equipment Installation and Domicile Address:     ROUTE  5  BOX  1467
                                                 MULDROW, Oklahoma 74948
                                                 /SEQUOYAH County

IN  WITNESS WHEREOF, the parties hereto through a duly authorized representative
have  executed  this  Lease  as  of  this   8   day  of  June, 19 99.
                                          -----         -----    ---

FIRSTAR  EQUIPMENT  FINANCE  CORPORATION         ESCO  TRANSPORTATION  CO.

By:                                              By:         /s/  E.L. Selph
             ---------------------------                     -------------------
Print Name:                                      Print Name: Edwis  L. Selph
             ---------------------------                     -------------------
Title:                                           Title/SSN:  CEO  ###-##-####
             ---------------------------                     -------------------

                                                 By:
                                                             -------------------
                                                 Print  Name:
                                                             -------------------
                                                 Title/SSN:
                                                             -------------------

FIRSTAR
-------

                       DELIVERY AND ACCEPTANCE CERTIFICATE



Lessee:   ESCO  TRANSPORTATION  CO.
          6505  HOMESTEAD
          HOUSTON,  TX  77028

The undersigned (herein called "Lessee") hereby certifies i). that all Equipment described on Supplement No. 003 Master Equipment Lease No. 0005782 or Exhibits attached thereto (the "Lease") between Firstar Equipment Finance Corporation (herein called "Lessor") and Lessee, has been furnished, ii) that delivery and/or installation has been fully completed as required, iii) that Lessee has had a reasonable opportunity to inspect the Equipment, iv) that the Equipment is in conformity in all respects with the Lease, v) that there are non-conformities upon which Lessee is assuming will be cured, and vi) that Lessee's acceptance of the Equipement has not been induced by any assurances by Lessor. Lessee will therefore not reject or revoke its acceptance of the Equipment.

Lessee represents, warrants, and agrees as follows that: i) the representations and warranties of Lessee in Section 18 of the Lease are true and correct on and as of the acceptance date below as though made as of that date; ii) Lessor did not select, manufacture, or supply the Equipment; iii) Lessor has acquired the Equipment in connection with the; iv) Lessee has either received a copy of the Purchase Agreement by and between Lessor and the vendor of the Equipment on or before signing the lease contract or has approved such Purchase Agreement; v) the Equipement will not be used primarily for family, personal, or household uses; and iv) there has been no adverse change in the business or financial condition of Lessee or any Guarantor (as defined in the Lease) since the day that the most recent financial statement was submitted to Lessor.

Lessee acknowledges that Lessor is not liable for the performance of the Equipment and agrees that all Lease payments will be made regardless of Equipment operability. Any decals or metal plates supplied by Lessor will be affixed to the Equipment in accordance with instructions from Lessor.

In view of the above, the undersigned hereby authorizes Lessor to pay for the Equipment in accordance with the terms of Firstar Equipment Finance
Corporation's  purchase  orders  for  the  same.

Date:     6-8-99                              Dated:
       ---------------------------                     -------------------------

By:  /s/  Edwis L. Selph                      By:
     -----------------------------                ------------------------------
Print Name:  Edwis  L.  Selph                 Print Name:
             ---------------------                         ---------------------
Title/SSN:  CEO  ###-##-####                  Title/SSN:
            ----------------------                         ---------------------

EXHIBIT
                ORIX  CREDIT  ALLIANCE  EQUIPMENT  FINANCING



ORIX CREDIT ALLIANCE,INC. 9300 SHELBYVILLE ROAD, SUITE 910 LOUISVILLE KY 40222 Telephone 502-426-7411


                            CONDITIONAL SALE CONTRACT

TO:  RUSH  ENTERPRISESES,  INC.  DBA  HOUSTON     FROM:  ESCO TRANSPORTATION CO.
("Seller")  PETERBILT,  INC.                      (Buyer)
     5219  NORTH  FREEWAY                         6505  HOMESTEAD
     HOUSTON     TEXAS     77022                  HOUSTON     TEXAS     77287

  713-691-4511
Telephone Number                                  Telephone Number

Social Security or Federal Tax ID Number          Social Security or
                                                  Federal Tax ID Number



The undersigned Buyer acknowledges that, before the execution of this Conditional Sale Contract ("Contract"), the Seller quoted to Buyer both a Cash Sale Price as Indicated below and a Time Sales Price for the Property described below (the "Property") and offered to sell the Property to the Buyer for ltber of said prices and that the B uyer chose the Time Sales Price and does hereby purchase from Seller the Property AS-IS, on the following terms and conditions:

     Description of Property purchased (including make, year, model dentiflcation, model and serial numbers or marks):
           Refer to Schedule (A) attached hereto and made a part hereof for the Description of the property purchased.



*  Description  of  any  Trade-in:



(1)  CASH SALE PRICE (INDUDES SALES TAXES)         $  434,277.80

(2)  DOWN PAYMENT In Cash                          $        0.00

(3)  DOWN PAYMENT In Goods* (Trade-in Allowance)   $        0.00
(4)  UNPAID CASH BALANCE [Items (1)-(2)-(3)]       $  434,277.80
(5)  ITEMIZED CHARGES
     (A)  REGISTRATION, Certificate OF Title and
          LICENSE FEES                             $        0.00
     (B)  TAXES Not INCLUDED IN CASH SALE Price    $        0.00
     (C)  OTHER (DESCRIBE)                         $        0.00
     TOTAL ITEMIZED CHARGES                        $        0.00
(6)  PRINCIPAL UNPAID BALANCE [ITEMS (4)+(5)]      $  434,327.80
(7)  FINANCE CHARGE (LIME Price DIFFERENTIAL)      $  104,436.20

(8)  CONTRACT PRICE (UNPAID TIME PRICE)
     [ITEMS(6) + (7)]                              $  538,764.00
(9) TIME SALES PRICE [ITEMS (2)+(3)+(8)]           $  538,764.00


APPLICABLE LAW MAY REQUIRE THE FOLLOWING STATEMENT: "A DOCUMENTARY FEE IS NOT AN OFFICIAL FEE. A DOCUMENTARY FEE IS NOT REQUIRED BY LAW, BUT MAY BE CHARGED TO BUYERS FOR HANDLING DOCUMENTS AND PERFORMING SERVICES RELATING TO THE CLOSING OF A SALE. BUYERS MAY AVOID PAYMENT OF THE FEE TO THE SELLER BY HANDLING THE DOCUMENTS AND PERFORMING THE SERVICES RELATING TO THE CLOSING OF THE SALE. A DOCUMENTARY FEE MAY NOT EXCEED $50. THIS NOTICE IS REQUIRED BY LAW." NO
DOCUMENTARY  FEE  HAS  BEEN  CHARGED  HEREUNDER.

Buyer, Jointly and severally if more than one, hereby agrees and promises to pay to the Seller or any assignee hereof (hereinafter collectively called "Holder") at the office of ORIX Credit Alliance, Inc. (a New York corporation) in Orangeburg, N.Y., or at such other place as the Holder hereof may from time to time appoint, the Unpaid Time Price or Contract Price (Item 8 above) in consecutive monthly installments as follows:

     1  installment(s),  each  in  the  amount  of $     17, 958 - 80  ; then 58
     -                                                   ------------         --
installment(s),  each  in  the  amount  of  $ 8,  979  .40
                                              ------------

then ___ installment(s), each in the amount of $__________; then __ Installment(s), each in the amount of $__________;

then ___ installment(s), each in the amount of $__________; then __ Installment(s), each in the amount of $__________;

then ___ installment(s), each in the amount of $__________; then __ Installment(s), each in the amount of $__________;

then ___ installment(s), each in the amount of $__________; then __ Installment(s), each in the amount of $__________;

then ___ installment(s), each in the amount of $__________; then __ Installment(s), each in the amount of $__________;

then ___ installment(s), each in the amount of $__________; then __ Installment(s), each in the amount of $__________;

then ___ installment(s), each in the amount of $__________; then __ Installment(s), each in the amount of $__________;

 said  consecutive  monthly installments shall commence on the 05 day of AUGUST,
                                                               --        -------
1999,  and  continue  on  the  same  date  of  each month thereafter until paid;
-----
with interest after maturity or acceleration of the unpaid Contract Price (less any refund) at the Highest Lawful Rate plus all collection charges and if placed in the hands of an attorney for collection, (who is not a salaried employee of Seller or Holder), a reasonable sum as attorneys' fees plus any court costs and disbursements to the extent permitted by law. It is agreed that 20% of the amount then being sought would be a reasonable attorneys' fee. The maker(s) and all parties to this Contract hereby waive presentment for payment, demand, protest, notice of protest, notice of dishonor hereof, and notice of Intent to accelerate. Holder may extend the time of payment hereof, postpone the enforcement hereof, grant any other indulgence and add or release any party primarily or secondarily liable hereon without affecting or diminishing the Holder's right of recourse against the maker(s) and all parties hereto, which right is hereby expressly reserved.
In the event the Buyer shall prepay the balance of the unpaid Contract Price at anytime prior to its scheduled maturity date or the Holder, in the event of the Buyer's default as herein provided, shall demand payment of the balance of the unpaid Contract Price prior to Its scheduled maturity date, the Buyer will be entitled to receive a refund credit which shall represent at least as great a proportion of the Time Price Differential, after first deducting there from an acquisition cost of Twenty Five Dollars ($25.00) as (i) the sum of the monthly balances under the schedule of payments In this Contract beginning as of the date after such prepayment or demand for payment In full which is the next succeeding monthly anniversary date of the due date of the first installment pursuant to the terms and conditions of this contract, or If prepayment or demand for payment In full Is made prior to the due date of the first installment hereunder, then as of the date after such prepayment or demand for payment In full which is one (1) month after the next succeeding monthly anniversary date of this Contract bears to (ii) the sum of all the monthly balances under the schedule of payments In this Contract. Should the amount of refund credit be less than one dollar ($1.00) no refund credit will be made. if the Property is a heavy commercial vehicle, (as defined in Article 7.01(n) of the Texas Motor Vehicle Installment Sales Law) the amount of such refund credit shall be at least an amount that is as great a proportion of the finance charge as (I) the sum of the monthly balances required under the schedule of payment in this Contract beginning as of the date after such prepayment or demand for payment in full which is the next succeeding monthly anniversary date of the due date of the first installment payable pursuant to the provisions of this Contract, or, if the prepayment or the demand for payment in full is prior to the due date of the first installment payable pursuant to the provisions of this Contract, then as of the date after such prepayment or demand for payment in full, which is one (1) month after the next succeeding monthly anniversary date of the date of this Contract, bears to (ii) the sum of all the monthly balances under the schedule of payments in this Contract; and from which resulting amount is deducted an acquisition cost of One Hundred Fifty Dollars.

TERMS  AND  CONDITIONS  HEREOF  CONTINUED  ON  REVERSE  SIDE
LIABILITY INSURANCE COVERAGE FOR BODILY INJURY AND PROPERTY DAMAGE CAUSED TO OTHERS IS NOT INCLUDED IN THIS CONDITIONAL SALE CONTRACT
NOTICE TO THE BUYER: DO NOT SIGN THIS CONTRACT BEFORE YOU READ IT OR IF IT CONTAINS ANY BLANK SPACES. YOU ARE ENTITLED TO A COPY OF THE CONTRACT YOU SIGN. UNDER THE LAW YOU HAVE THE RIGHT TO PAY OFF IN ADVANCE THE FULL AMOUNT DUE AND UNDER CERTAIN CONDITIONS MAY OBTAIN A PARTIAL REFUND OF THE FINANCE CHARGE. KEEP THIS CONTRACT TO PROTECT YOUR LEGAL RIGHTS. NO OTHER AGREEMENT, ORAL OR WRI1TEN, EXPRESS OR IMPLIED HAS BEEN MADE BY EITHER PARTY.
BUYER ACKNOWLEDGES, REPRESENTS, AND WARRANTS THAT THE PROPERTY PURCHASED HEREUNDER IS PURCHASED FOR COMMERCIAL PURPOSES AND NOT FOR THE PERSONAL, FAMILY, OR HOUSEHOLD USE AND ALL INFORMATION CONTAINED HEREIN IS TRUE AND CORRECT. BUYER ACKNOWLEDGES RECEIPT OF A SIGNED,
TRUE  AND  EXACT  EXECUTED  COPY  OF  THIS  CONDITIONAL  SALE  CONTRACT.

Date:                    8-5,  99              BUYER(S):
      ---------------------------------------

Accepted:  RUSH ENTERPRISES, INC. DBA HOUSTON  ESCO  TRANSPORTATION  CO.
           PETERBILT,  INC.            (SEAL)                             (SEAL)
         ------------------------------------  ---------------------------------
             (Print Name of Seller Here)       (Print Name of Buyer-Maker Here)

By:  /S/  Scott  W.                            By:  /S/  EDWIS  L.  SELPH,  JR.
     ----------------------------------------  --------------------------------
              Co-Buyer-Maker:


By:  /S/  Scott  W.                                                      (SEAL)
     ----------------------------------------  --------------------------------
           (Witness  as to Buyer's                      (Print Name of
           and Co-Maker' Signature)                   Co-Buyer-Maker Here)

By:     /S/  Scott  W.
     ----------------------------------------  --------------------------------
           (Witness  as to Buyer's
           and Co-Maker' Signature)


================================================================================

                       ORIGINAL FOR FILING-NON-NEGOTIABLE

($150.00). In the event the amount of refund credit is less than one dollar ($1.00) no refund credit will be made. Should the unpaid Contract Price not be payable in substantially equal successive monthly Installments commencing one
(1) month after the date of this Contract, the refund will be computed in a manner proportionate to the method set out hereinabove as appropriate, having due regard to the amount of each installment and to the irregularity of each installment period. The charge levied for the deferral of any payments under this agreement or any extension, renewal, restatement, refinancing, or rescheduling of the unpaid balance of the Contract Price shall not be more than may be allowed by any applicable law.
     Injury to or loss or destruction of the Property, from whatever cause, shall not release Buyer from payment as provided herein. Buyer agrees: at Buyer's own expense to keep the Property and any accessions in good order and repair; not to misuse, abuse or illegally use the Property; to be responsible for all loss or damage to the Property from any cause whatsoever; to immediately notify Holder of any change in Buyer's residence or where the Property is principally garaged; not to create or suffer any liens or adverse claims of any kind against the Property, nor permit any circumstance to exist under which Seller and/or Holder may lose its lien on the Property, nor permit nor suffer it to come into the possession of any other person, nor sell nor remove it nor suffer its removal from the place of its location shown above without prior written consent from Holder; and in no event permit the Property, or any of the other Collateral (as hereinafter defined), to leave the 48 contiguous States of the United States; not to remove nor permit to be removed any equipment, accessions, parts or attachments thereof, now or hereafter placed upon the Property; to keep the Property insured, at Buyer's expense, against loss or damage by fire, theft, collision (if appropriate) and other damage and destruction, and such risks as are appropriate in amount, form, coverage and insurer satisfactory to Holder for not less than the unpaid Contract Price, naming Holder as lots payee, such policies to be delivered to Holder, and upon failure to so deliver, Holder shall have the right, but not the obligation, to provide insurance for its interest and charge Buyer Holder's cost for such insurance, together with its or its designee's customary charges or fees associated with its insurance. HOLDER DOES REQUIRE THAT BUYER INSURE THE PROPERTY. WITH RESPECT TO ANY REQUIRED INSURANCE, BUYER HAS THE OPTION OF
FURNISHING SAME EITHER THROUGH EXISTING POLICIES OF INSURANCE OWNED OR CONTROLLED BY THE BUYER OR OF PROCURING AND FURNISHING EQUIVALENT INSURANCE COVERAGE THROUGH ANY INSURANCE COMPANY AUTHORIZED TO TRANSACT BUSINESS IN TEXAS. Buyer hereby irrevocably appoints Holder as Buyer's attorney-in-fact to make claim for, receive payment of and execute and endorse all documents, checks or drafts received in payment of any loss or damage under any insurance. Buyer acknowledges that no warranties, representations nor agreements not expressed herein have been made by Holder. Buyer further acknowledges notice of Seller's Intended assignment/endorsement of this contract to ORIX Credit Alliance, Inc. Buyer warrants and represents that all of the information contained in any application for title, Insurance or licensing with respect to the Property is and shall be true and correct in all respects. The Buyer grants to Holder a security interest in the Property and any and all documents, instruments, chattel paper, goods, general intangibles, inventory, machinery, contract rights, equipment, fixtures, accounts and insurance in which Buyer now or hereafter has any right or interest (all of the foregoing, together with all accessories, attachments, replacements, substitutions and accessions thereto, wherever located, and all proceeds, products and rents there from collectively called "Collateral") and agrees that said security interest secures the payment, performance and fulfillment of all obligations of Buyer to Holder or any affiliate of Holder whether such obligations are now existing or hereafter incurred or arising, are contingent or non-contingent, are direct or indirect, arise by assignment or otherwise or are contemplated or not contemplated as of the date of this contract. Buyer shall not assign this Contract without the prior written consent of Holder.
     Time is of the essence of this Contract. If Buyer fails to pay any amount when due, or defaults in the prompt and faithful performance of any of the terms and conditions hereof or any other agreement with Holder, or becomes insolvent, or changes its management, operations, ownership of its stock or control, or if bankruptcy, receivership or other insolvency proceeding is instituted by or against Buyer, or if Holder shall at any time deem the Property in danger of misuse, concealment, or misappropriation, or if Holder in good faith believes that the prospect of payment or performance is impaired, then Holder shall have all of the rights and remedies of a secured party pursuant to the provisions of the Uniform Commercial Code and may, without notice or demand, declare the Unpaid Principal Balance hereunder together with accrued but unpaid Finance Charge (after any refund as herein provided), and any collection and reasonable attorneys' fees and any and all other sums then due and owing to Holder (all collectively called the "Balance") immediately due and payable, whereupon the Balance shall immediately be due and payable, and Buyer will immediately deliver possession of the Collateral to Holder who may, without notice or demand or legal process, to the extent permitted by law: (1) recover the Balance; (2) repossess the Collateral, which Buyer shall assemble at and deliver to a place designated by Holder (Buyer hereby authorizes and empowers Holder, or its designee, to enter upon any premises where the Collateral may be found and take possession and carry away same without process of law) provided and upon the express condition that such repossession of the Collateral can be accomplished without breach of the peace and (A) retain Collateral and all payments made hereunder, or (B) retain all payments and sell Collateral at a public or private sale with the right In Holder to purchase any Collateral at such sale), applying the net proceeds to all charges and expenses incurred by Holder in connection with the repossession, storage, repair, refurbishing and sale, including attorneys' fees, then to the Balance plus past due interest thereon, then to any other amounts owing by Buyer to Holder, and then pay any overplus to Buyer, who shall remain liable for any deficiency with interest at the Highest Lawful Rate plus reasonable attorneys' fees or (C) retain the Collateral and all payments made hereunder, credit Buyer with the then reasonable value of the Collateral and recover from Buyer any deficiency together with any late charges, expenses and Interest at Highest Lawful Rate plus said reasonable attorneys' fees, or (D) pursue any other remedy permitted by law or equity. It is agreed that any amount to be retained by Holder and the balance to be paid by Buyer under this paragraph shall not be as a penalty but as liquidated damages for the breach hereof. The remedies provided for herein may be exercised, to the extent permitted by law, successively or concurrently and the exercise of one shall not bar the other. Buyer and any Guarantor hereof agree that any public sale will be deemed commercially reasonable If notice thereof is mailed to them at least ten
(10) days before such sale and advertised in at least one newspaper of general circulation in the area of the sale at least twice prior to the date of sale upon terms of 25% cash down and the balance within 24 hours and further agree that any private sale shall be deemed commercially reasonable if notice thereof Is mailed to them at least 14 days before the sale date stated therein and credit given for the price stated. Holder, not being in the equipment business and in light of Buyer's obligation to maintain equipment, shall not be required to refurbish, repair or otherwise incur expenses in connection with preparing the Collateral for sale but may sell its interest therein on an "as-is", "where-is" basis. Notwithstanding any termination of this Contract by expiration or otherwise, Buyer shall remain liable for the due performance and payment of all obligations incurred or arising hereunder, whenever accruing, and Holder shall be entitled to enforce all rights and remedies it has hereunder. BUYER, SELLER AND ANY HOLDER EACH HEREBY KNOWINGLY, VOLUNTARILY AND INTENTIONALLY
WAIVES ANY AND ALL RIGHT TO A TRIAL BY JURY OF ANY AND ALL CLAIMS, DEFENSES, COUNTERCLAIMS, CROSSCLAIMS AND SETOFF OR RECOUPMENT CLAIMS ARISING EITHER DIRECTLY OR INDIRECTLY BETWEEN OR AMONG THEM AND/OR INVOLVING ANY PERSON OR ENTITY CLAIMING ANY RIGHTS ACQUIRED BY, THROUGH OR UNDER ANY PARTY. Buyer hereby waives and releases relief from any and all appraisement, stay or exemption laws then in force and further waives, with full knowledge of Buyer's rights and the effect of this waiver, any right to a hearing prior to any retaking of Collateral by Holder. Buyer represents and warrants to Seller and any Holder that Buyer has paid all applicable sales, use or other taxes due in connection with the sale, purchase, ownership, possession or use of the Property and shall Indemnify Seller and any Holder from and against any loss, cost or expense, including penalties, interest and other charges of any kind in connection with or arising from the sale, purchase, ownership, possession or use of the Property. Buyer's obligations under this contract note survive termination hereof. Holder is hereby authorized to file one or more financing statements or a reproduction hereof as a financing statement. All security interests shall attach to any proceeds. In its sole discretion Holder may apply and/or change applications of any sums paid and/or to be paid by or for Buyer under any agreements, to any obligations of Buyer to Holder, presently existing or otherwise. Holder may at any time, with or without exercising any of the rights or remedies available to it and without prior notice or demand to Buyer, appropriate and apply toward payment of any of Buyer's obligations to Holder any and all balances, sums, Property, credits, deposits, accounts, reserves, collections, monies, drafts, notes or checks coming into Holder's possession and belonging or owing to Buyer and for such purposes, endorse Buyer's name on any such instrument made payable to Buyer, for deposit, negotiation, discount or collection. Buyer hereby irrevocably appoints Seller and/or Holder as the true and lawful attorney-in-fact of Buyer, coupled with an interest, with full power in Buyer's name, place of stead to execute financing statements on Buyer's behalf and to do any and all other acts on Buyer's behalf necessary or helpful to perfect Seller's and/or Holder's security interest in the Collateral pursuant to the Uniform Commercial Code or other applicable law. Each person signing this Contract warrants full authority to sign this Contract. interest shall be charged at the rate 2/41st of 1% per day on each monthly installment more than 15 days past due.
     This contract contains the entire agreement of the parties and may not be modified except in writing. Seller shall not by acceptance of overdue payments or by any act or omission to act be deemed to have waived any right hereunder. A waiver on one occasion shall not operate as a waiver on a future occasion. AS PART OF THE CONSIDERATION FOR SELLER'S ENTERING INTO THIS CONTRACT, BUYER, SELLER, HOLDER AND ANY GUARANTOR HEREBY DESIGNATE AND APPOINT EDWIN M. BAUM, ESQ. AND C-A CREDIT CORP., BOTH OF NEW YORK, OR EITHER OF THEM, AS THEIR TRUE AND LAWFUL ATTORNEY-IN-FACT AND AGENT FOR THEM AND IN THEIR NAME, PLACE AND STEAD TO ACCEPT SERVICE OF ANY PROCESS WITHIN THE STATE OF NEW YORK, THE PARTY SERVING SUCH PROCESS AGREEING TO NOTIFY THE OTHER PARTY(IES) AT THEIR ADDRESS SHOWN, OR THEIR LAST KNOWN ADDRESS, BY CERTIFIED MAIL, WITHIN THREE DAYS OF SUCH SERVICE HAVING BEEN EFFECTED. BUYER, SELLER, HOLDER AND ANY GUARANTOR HEREOF AGREE TO THE EXCLUSIVE VENUE AND JURISDICTION OF ANY COURT IN THE STATE AND COUNTY OF NEW YORK FOR ALL ACTIONS, PROCEEDINGS, CLAIMS, COUNTERCLAIMS OR CROSSCLAIMS ARISING DIRECTLY OR INDIRECTLY IN CONNECTION WITH, OUT OF, OR IN ANY WAY RELATED TO THIS CONTRACT, WITH THE SOLE EXCEPTIONS THAT AN ACTION TO RECOVER POSSESSION OF ALL OR PART OF THE COLLATERAL, OR ANY OTHER ASSETS OF THE BUYER OR THE GUARANTOR HOWEVER DENOMINATED, MAY, IN THE SOLE DISCRETION OF HOLDER, BE BROUGHT IN A STATE OR FEDERAL COURT HAVING JURISDICTION OVER THE COLLATERAL, AND/OR SUCH OTHER ASSETS. BUYER, SELLER, HOLDER, AND ANY GUARANTOR HEREOF EACH WAIVE ANY RIGHT THEY OR ANY OF THEM MAY HAVE TO TRANSFER OR CHANGE THE VENUE OF ANY LITIGATION BROUGHT IN ACCORDANCE HEREWITH. Any provision hereof violating the law of any jurisdiction shall, when governed by the law of such jurisdiction, be deemed void to the extent of such prohibition, but without invalidating the remaining provisions hereof. The parties each warrant and agree that Buyer has not received possession of the Property prior to the date hereof. Intending that each and every provision of this Contract be fully effective according to its terms, the parties agree that the validity, enforceability and effectiveness of each provision hereof and the obligations, rights and remedies of the Buyer, Seller, Guarantor and any Holder in any way related to or arising under this Contract shall be governed by and construed in accordance with the laws of the State of New York (excluding its choice of law rules). if any one or more provisions hereof are in conflict with any applicable statute or law, and thus not valid or enforceable, then each such provision shall be deemed null and void, but only to the extent of such conflict and without invalidating or affecting the remaining provisions hereof. This Contract shall be binding upon the heirs, administrators, legal representatives and successors of the Buyer.
     IN THE EVENT TEXAS LAW GOVERNS THIS CONTRACT: TO CONTACT SELLER ABOUT THIS ACCOUNT CALL THE SELLER AT THE SELLER'S TELEPHONE NUMBER APPEARING BELOW THE SELLER'S ADDRESS ON THE REVERSE SIDE OF THIS CONTRACT. TO CONTACT THE HOLDER ABOUT THIS ACCOUNT CALL ORIX CREDIT ALLIANCE, INC. AT ITS TELEPHONE NUMBER APPEARING ALONGSIDE OF ITS ADDRESS AT THE VERY TOP OF THE REVERSE SIDE OF THIS CONTRACT. THIS CONTRACT IS SUBJECT IN WHOLE OR IN PART TO TEXAS LAW WHICH IS ENFORCED BY THE CONSUMER CREDIT COMMISSIONER, 2601 NORTH LARMAR BOULEVARD, AUSTIN, TEXAS 78705-4207. PHONE (512) 936-7610, (800) 538-1579.
CONTACT  THE  COMMISSIONER  RELATIVE  TO  ANY  INQUIRIES  OR  COMPLAINTS.
     In the event that any court of competent Jurisdiction determines that this Contract represents a loan transaction, then the parties agree that the interest rate for such transaction shall be 18% per annum except that if by applying the Rule of 78 it is determined that the transaction and this Contract actually provide for a lesser rate, then such lesser rate shall be the agreed upon rate of interest. Nothing contained herein shall be construed to require the Buyer to pay any amount in excess of that provided for its this Contract.
     It is the Intent of the Seller and Buyer to make the transaction evidenced by this Conditional Sale Contract conform to all applicable laws ("Laws"), including the provisions of the Texas Credit Code, if such Laws shall be applicable. Such Laws contain various restrictions and limitations concerning interest, fees, expenses, late charges, deferral charges, refund of unearned interest, insurance, collection costs and various other matters which may or may not apply to this transaction. it is the intent of the Seller, Buyer and Holder to fully comply with all such applicable limitations and restriction. If, for any reason, any provision of this Conditional Sale Contract or any related document shall be deemed to be in violation of such Laws, such provision will not be applicable, will be void ab initio and instead, the appropriate applicable provisions of such Laws shall apply. In the event of any conflict between this Conditional Sale Contract and any other document between the Seller and the Buyer related to this transaction with respect to any provisions prohibited or required by such Laws, the provisions complying with such Laws shall be the operative provisions, it is agreed that If the aggregate of all interest, charges and other sums deemed to constitute interest and contracted for, chargeable or receivable in connection with this transaction, shall produce a rate higher than the highest lawful rate which is the maximum non-usurious rate of interest, as it fluctuates without notice allowable by applicable state or federal law, whichever may be higher and IT applicable law shall not provide a maximum non-usurious rate, then 24% per annum), then this Conditional Sale Contract and any related documents shall be reformed so as only to permit the collection of the highest lawful rate.
     If for any reason whatsoever interest shall be paid or received during the full term of the transaction contemplated by this Contract, which produces a rate exceeding the Highest Lawful Rate, the Seller or Holder, at its option, shall refund such excess to Buyer for credit against any outstanding obligations of Buyer. To the extent permitted by applicable law, all non-principal payments shall be deemed expenses, fees or premiums rather than interest and all such payments shall be allocated and spread throughout the entire term of this Contract so that the interest rate shall be uniform throughout.
     If Chapter One of Title 79, Texas Revised Civil Statutes, 1925, as amended ("Texas Credit Code") establishes the Highest Lawful Rate, that rate shall be the "Indicated Rate Ceiling" (as Identified in the Texas Credit Code). Without notice to Maker or any other person or entity, the Highest Lawful Rate shall automatically fluctuate as such maximum non-usurious out rate fluctuates. interest shall be computed for the actual number of days elapsed in a year consisting of 365 or 366 days, as the case may be. The "Highest Lawful Rate" means use maximum non-usurious rate of interest allowed by Texas law, stated as a rate per annum.

                                   Schedule A


This schedule IS ATTACHED TO AND BECOMES PART OF SECURITY AGREEMENT, CONDITIONAL SALE CONTRACT, LEASE, OR _____________________________________ DATED 8-5, 99
                                                                        -------
between the undersigned.



              DESCRIPTION OF PROPERTY
          --------------------------------
QUANTITY  (INDICATE WHETHER "NEW"OR"USED")  YEAR & MODEL      SERIAL NO.
--------  --------------------------------  ------------  ------------------

       1  PETERBILT                            2000 377A  1XPCDR9X6YD515O75
          ROAD TRACTOR

       1  PETERBILT                            2000 377A  1XPCDR9X4YD515O74
          ROAD TRACTOR

       1  PETERBILT                            2000 377A  1XPCDR9X2YD515073
          ROAD TRACTOR

       1  PETERBILT                            2000 377A  1XPCDR9X0YD515072
          ROAD TRACTOR

       1  PETERBILT                            2000 377A  1XPCDR9X8YD515O76
          ROAD TRACTOR



This schedule is hereby verified correct and undersigned Mortgagor(s), Buyer(s), or Lessee(s) acknowkdges receipt of a copy this 5 day of August, 99.
                                                       -           -----------





Mortgagee/Seller/Lessor:                      MORTGAGOR/BUYER/LESSEE

     RUSH  ENTERPRISES,  INC.  DBA  HOUSTON   ESCO  TRANSPORTATION  CO.
     PETERBILT, INC.
     --------------------------------------   -------------------------

BY:.  /S/  SCOTT W. S                         By:  /S/  EDWIS  L.  SELPH,  JR.
     --------------------------------------   --------------------------------



SCHED.A(  1-98)                                                        NET  7.03

                                    GUARANTY
TO:     ORIX CREDIT ALLIANCE, INC.

                 RE:   ESCO  TRANSPORTATION  CO

Gentlemen

     To induce you to enter into one or more equipment lease agreements and/or one or more security agreements, including but not limited to conditional sale agreements, leases, chattel and/or real estate mortgages, notes or other deferred or time payment paper, and/or any and all agreements relating to the purchase of such paper or documents or both (all of the foregoing hereinafter called "Security Obligations") with the above-captioned (hereinafter, together with its successors and assigns, called the" Subject"), and/or to induce you to purchase and/or accept an assignment of Security Obligations from Subject and/or to induce you to purchase and/or accept one or more assignments from any party or parties of one or more Security Obligation us having Subject as obligor thereon, and/or in consideration of your having heretofore done any or all of the foregoing, we, the undersigned (and each of us if more than one) agree to be, without deduction by reason of set-off, defense or counterclaim of Subject and/or us, jointly, severally, directly and unconditionally liable to you for the due performance of all such Security Obligations past, present and future, and any and all subsequent renewals, continuations, modifications, supplements and amendments thereof, and for the payment of any and all debts and other obligations of Subject of whatever nature, whether matured or unmatured, whether absolute or contingent and whether now or hereafter existing or arising or contracted or incurred or owing to or acquired by you by assignment, transfer or otherwise (such debts and other obligations referred to herein as "General Obligations"). Any and all present and future debts and obligations of Subject to us are hereby waived and postponed in favor of and subordinated to the full payment and performance of all past, present and future debts and obligations of Subject to you. We affirmatively represent and warrant to you that we will not transfer any personal assets to any party without full and valuable consideration in money's worth for said transfer and we understand that in reliance upon and in consideration of this representation, specific credit accommodations as described above ' are being extended to the Subject by you. We hereby waive notice of acceptance hereof and of all notices of any kind to which we may be entitled, including without limitation any and all demands of payment, notices of non-payment, protest and dishonor to us or Subject or makers, or endorsers of any notes or other instruments for which we are or may be liable hereunder. You shall be entitled to hold any and all sums to our credit and any of our property at any time in your possession as security for any and all of our obligations to you, no matter how or when arising and whether under this instrument or otherwise. We further waive notice of and hereby consent to any agreement or arrangements whatever with Subject or anyone else, including without limitation, agreements and arrangements for payment extension, subordination, composition, arrangement, discharge or release of the whole or any part of Security Obligations. or for releases of collateral and/or other guarantors, or for the change or surrender of any and all security, or for compromise, whether by way of acceptance of part payment or of returns of merchandise or of dividends or in any other way whatsoever, and the same shall in no way impair our liability hereunder. The liability hereunder of each of the undersigned is direct and unconditional and may be enforced without requiring your first to resort to any other right, remedy or security and shall survive any repossession of property whether or not such constitutes an election of remedies against Subject; nothing shall discharge or satisfy our liability hereunder except the full performance and payment of all Security Obligations and General Obligations with interest. We shall have the right of subrogation, reimbursement or indemnity whatsoever and no right of recourse to or with respect to any assets or property of Subject or to any collateral for Security Obligations, unless and until all Security Obligations and General Obligations shall have been paid and performed in full and if the undersigned shall be deemed to be an 'insider', (as the term is used in Bankruptcy Code) then all rights of subrogation are waived. It you become involved in any lawsuit against any of us or concerning a breach of any covenant or agreement herein contained, we shall be obligated to pay to you, and you may obtain judgment for, (a) all unpaid balances and any other monies due to you from Subject; (b) all costs and expenses of any such suit; (c) 20% of the sum of (a) plus (b) representing attorneys' fees (which sum is deemed to be reasonable), plus (d) interest on
(a), (b) and (c) at the highest lawful rate provided for in any of the Security Obligations until such sum is paid in full (the sum of (a), (b), (c) and (d) called 'the Judgment Account"). AS PART OF THE CONSIDERATION FOR YOUR ENTERING INTO AND/OR PURCHASING AND/OR ACCEPTING AN ASSIGNMENT OF ONE OR MORE Security OBLIGATIONS WITH SUBJECT AS obligor thereon, we HEREBY DESIGNATE AND APPOINT EDWIN H. BAUM, ESQ. AND C-A CREDIT CORP., BOTH OF NEW YORK, OR EITHER OF THEM, AS OUR true AND LAWFUL ATTORNEY-IN-FACT AND AGENT FOR EACH OF US AND IN OUR NAME, PLACE AND STEAD TO ACCEPT SERVICE OF ANY PROCESS WITHIN THE STATE OF NEW YORK, YOU AGREEING TO NOTIFY US BY DEPOSITING IN THE UNITED STATES MAILS CERTIFIED MAIL, POSTAGE PREPAID WRITTEN NOTICE OF SUCH SERVICE ADDRESSED TO US AT OUR ADDRESS SHOWN HEREINBELOW, WITHIN THREE (3) DAYS OF SUCH SERVICE HAVING BEEN EFFECTED AND THE UNDERSIGNED DO HEREBY AGREE TO THE EXCLUSIVE VENUE AND JURISDICTION OF ANY STATE OR FEDERAL COURT IN THE STATE AND COUNTY OF NEW YORK REGARDING IN ANY MATTER ARISING HEREUNDER. We hereby irrevocably authorize any attorney of any court of record to appear for and confess judgment against any one or more of us (except in any jurisdiction where such action is not permitted by law) for the Judgment Amount, without stay of execution, and we hereby waive and release relief from any and all appraisement, stay or exemption laws then in force. We agree that if we or Subject shall at any time become insolvent, or make a general assignment, or if a petition in bankruptcy or any insolvency or reorganization proceeding shall be commenced by, against or in respect of us or Subject, any and all of our obligations shall, at your sole option, forthwith become due and payable without notice. You may appropriate and apply to any of our obligations any and all balances, sums, property, credits, deposits, accounts, reserves, collections, monies, drafts, notes or checks coming into your possession and belonging to us and endorse our name thereon for deposit, negotiation, discount or collection. We have not relied upon any representations or warranties in connection with the execution and delivery of this instrument and our obligations hereunder are absolute and unconditional notwithstanding the invalidity or unenforceability of any the Security Obligations or General Obligations or of this instrument. This instrument is a continuing guaranty and shall continue in full force and not -notwithstanding the death of any of us, until the full performance, payment and discharge of all Security Obligations and General Obligations, and thereafter until actual receipt by you from us of written notice of termination; such termination shall be applicable only to transactions having their inception thereafter. Termination by one or more of us shall not affect the liability of such of us as do not give such notice of termination.
     No representations and/or agreements not set forth herein have been made to us. We hereby assert and confirm that we executed and entered into this instrument voluntarily and without any coercion, duress or undue influence of any kind, whether directly or indirectly, having been exerted upon us by you or any of your employees, agents or representatives. In FURTHER CONSIDERATION FOR YOUR ENTERING INTO any OF THE SECURITY OBLIGATIONS AND FOR OTHER GOOD AND VALUABLE CONSIDERATION, THE RECEIPT AND SUFFICIENCY OF WHICH ARE HEREBY ACKNOWLEDGED, EACH OF THE UNDERSIGNED, INDIVIDUALLY AND FOR HIS OR HER HEIRS, EXECUTORS, ADMINISTRATORS, PERSONAL REPRESENTATIVES, SUCCESSORS AND ASSIGNS, DOES HEREBY WAIVE, FOREGO AND AGREE NOT TO ASSERT ANY AND ALL RIGHTS, CLAIMS AND DEFENSES, IF ANY, UNDER THE FEDERAL EQUAL CREDIT OPPORTUNITY ACT ('ECOA"), 15 U.S.C. 1691 ET SEQ. AND REGULATIONS PROMULGATED THEREUNDER, THAT MAY INURE TO
              --  ---
THE BENEFIT OF THE UNDERSIGNED AS A RESULT OF your OBTAINING OR OUR EXECUTING THIS INSTRUMENT. WE HEREBY RATIFY AND APPROVE THE OBTAINING BY YOU OF CREDIT
REPORTS RELATING TO US AND HEREBY AGREE THAT YOU MAY HEREAFTER OBTAIN SUCH CREDIT REPORTS AS YOU MAY, IN YOUR SOLE DISCRETION, DETERMINE.
     The words "you" and "your" as used herein shall mean and include and this instrument shall apply in favor of and be severally enforceable by any addressee hereinabove named and/or any concern which is or may at any time be the parent, subsidiary of such parent, subsidiary or assignee thereof. WE KNOWINGLY, VOLUNTARILY AND INTENTIONALLY WAIVE ANY AND ALL RIGHT TO A TRIAL BY jury OF ANY AND ALL CLAIMS, DEFENSES, COUNTERCLAIMS, CROSSCLAIMS AND SETOFF OR RECOUPMENT CLAIMS ARISING EITHER DIRECTLY OR INDIRECTLY BETWEEN YOU AND US AND/OR INVOLVING ANY PERSON OR ENTITY CLAIMING ANY RIGHTS ACQUIRED BY, THROUGH OR UNDER ANY OF THE SECURITY OBLIGATIONS OR GENERAL OBLIGATIONS AND WE FURTHER WAIVE ANY AND ALL RIGHT TO CLAIM OR RECOVER ANY PUNITIVE OR CONSEQUENTIAL DAMAGES OR ANY OTHER DAMAGES OTHER THAN OR IN ADDITION TO, ACTUAL DAMAGES. This investment cannot be changed orally, shall be interpreted according to the laws of the State of New York, (excluding its choice of law rules), shall be binding upon the heirs, executors, administrators, successors and assigns of each of the undersigned and shall inure to the benefit of your successors and assigns.


Dated:     7-30-99                            EDWIS  L.  SELPH
       --------------------------             /s/  Edwis L. Selph         (L.S.)
                                              ----------------------------------
WITNESS:                                      (Personal  Guarantor's  Signature)
         ------------------------             Address:  6505  HOMESTEAD
                                                        ------------------------

Driver  Lic.#             St.                           HOUSTON    TEXAS   77028
             -------------   ----                       ------------------------

Individual  Acknowledgment                    Driver  Lic.#              St.
State  of                                                  --------------   ----
County  of

     I,  Connie  Trujillo  a Notary Public duly qualified in and for said County
         ----------------
and  State,  do  hereby  certify  that on this 30th day of July, 1999 in (place)
                                               ----        ----
Harris  in  said  County,  before  me  personally  appeared:
-----
EDWIS  L.  SELPH,  JR.
--------------------------------------------------------------------------------
to me personally well known as and to be the identical person(s) named and described in and party to and who executed in his/her/their own proper handwriting and whose name(s) is / are subscribed to the instrument of writing appearing on the above, bearing date as herein indicated, and produced and delivered the same before me and who, upon being first duly sworn by me, stated that he/she/they know the contents of said instrument to be his/her/their own free, lawful and voluntary act and deed for the uses, purposes and consideration therein mentioned and contained.
     Given under and witness my hand and official seal the day and year in this certificate first above written.


    [CONNIE TRUJILLO                   /S/  Connie  Trujillo
NOTARY PUBLIC, STATE OF TEXAS          ---------------------
   MY COMMISSION EXPIRES               My  Commission  Expires     04-08-2002
     APRIL 08, 2002]                                               ----------

ORIX CREDIT ALLIANCE,INC. 9300 SHELBYVILLE ROAD, SUITE 910 LOUISVILLE KY 40222 Telephone 502-426-7411


                            CONDITIONAL SALE CONTRACT

TO:  RUSH  ENTERPRISESES,  INC.  DBA  HOUSTON     FROM:  ESCO TRANSPORTATION CO.
("Seller")  PETERBILT,  INC.                      (Buyer)
     5219  NORTH  FREEWAY                         6505  HOMESTEAD
     HOUSTON     TEXAS     77022                  HOUSTON     TEXAS     77287

  713-691-4511
Telephone Number                                  Telephone Number

Social Security or Federal Tax ID Number          Social Security or
                                                  Federal Tax ID Number


The undersigned Buyer acknowledges that, before the execution of this Conditional Sale Contract ("Contract"), the Seller quoted to Buyer both a Cash Sale Price as Indicated below and a Time Sales Price for the Property described below (the "Property") and offered to sell the Property to the Buyer for ltber of said prices and that the B uyer chose the Time Sales Price and does hereby purchase from Seller the Property AS-IS, on the following terms and conditions:

     Description of Property purchased (including make, year, model dentiflcation, model and serial numbers or marks):
           Refer to Schedule (A) attached hereto and made a part hereof for the Description of the property purchased.




*  Description  of  any  Trade-in:




(1)  CASH SALE PRICE (INDUDES SALES TAXES)         $868, 555. 60

(2)  DOWN PAYMENT In Cash                          $        0.00

(3)  DOWN PAYMENT In Goods* (Trade-in Allowance)   $        0.00
(4)  UNPAID CASH BALANCE [Items (1)-(2)-(3)]       $  868,555.60
(5)  ITEMIZED CHARGES
     (A)  REGISTRATION, Certificate OF Title and
          LICENSE FEES                             $        0.00
     (B)  TAXES Not INCLUDED IN CASH SALE Price    $        0.00
     (C)  OTHER (DESCRIBE)                         $        0.00
     TOTAL ITEMIZED CHARGES                        $        0.00
(6)  PRINCIPAL UNPAID BALANCE [ITEMS (4)+(5)]      $  868,555.60
(7)  FINANCE CHARGE (LIME Price DIFFERENTIAL)      $  208,972.39

(8)  CONTRACT PRICE (UNPAID TIME PRICE)
     [ITEMS(6) + (7)]                              $1,077,527.99
(9) TIME SALES PRICE [ITEMS (2)+(3)+(8)]           $1,077,527.99


APPLICABLE LAW MAY REQUIRE THE FOLLOWING STATEMENT: "A DOCUMENTARY FEE IS NOT AN OFFICIAL FEE. A DOCUMENTARY FEE IS NOT REQUIRED BY LAW, BUT MAY BE CHARGED TO BUYERS FOR HANDLING DOCUMENTS AND PERFORMING SERVICES RELATING TO THE CLOSING OF A SALE. BUYERS MAY AVOID PAYMENT OF THE FEE TO THE SELLER BY HANDLING THE DOCUMENTS AND PERFORMING TIlE SERVICES RELATING TO THE CLOSING OF THE SALE. A DOCUMENTARY FEE MAY NOT EXCEED $50. THIS NOTICE IS REQUIRED BY LAW." NO
DOCUMENTARY  FEE  HAS  BEEN  CHARGED  HEREUNDER.

Buyer, Jointly and severally If more than one, hereby agrees and promises to pay to the Seller or any assignee hereof (hereinafter collectively called "Holder") at the office of ORIX Credit Alliance, Inc. (a New York corporation) in Orangeburg, NY., or at such other place as the Holder hereof may from time to time appoint, the Unpaid Time Price or Contract Price (Item 8 above) in consecutive monthly installments as follows:


     1 installment(s), each in the amount of $35,917.59; then 58 Installment(s),
     -                                        ----------      --
each  in  the  amount  of  $17,958.80;
                            ----------

then ___ installment(s), each in the amount of $__________; then __ Installment(s), each in the amount of $__________;

then ___ installment(s), each in the amount of $__________; then __ Installment(s), each in the amount of $__________;

then ___ installment(s), each in the amount of $__________; then __ Installment(s), each in the amount of $__________;

then ___ installment(s), each in the amount of $__________; then __ Installment(s), each in the amount of $__________;

then ___ installment(s), each in the amount of $__________; then __ Installment(s), each in the amount of $__________;

then ___ installment(s), each in the amount of $__________; then __ Installment(s), each in the amount of $__________;

then ___ installment(s), each in the amount of $__________; then __ Installment(s), each in the amount of $__________;

said  consecutive  monthly  installments  shall commence on the 05 day of AUGUST
                                                                --        ------
1999  ,  and  continue  on  the  same date of earls -thereafter until paid; with
----
interest after maturity or acceleration of the unpaid Contract PHce (less any refund) at the 111 est Lawful Rare plus all collection charges and if -the hands of an attorr'ey for collection, (who is not a salaried employee of Seller or Holder), a reasonable sum as attorneys fees plus any court costs and disbursements to the extent permitted by law. It is agreed that 20/o of the amount then being sought would be a reasonable attorneys fee. The maker(s) and all parties to this Contract hereby waive presentment for payment, demand, protest, notice of protest, notice of dishonor hereof, and notice of Intent to accelerate. Holder may extend the time of paymrnt hereof, postpone the enforcement hereof, grant any other indulgence and add or release any party primarily or secondarily liable hereon without affecting or diminishing the Holder's right of recourse against the maker(s) and all parties hereto, which right is hereby expressly reserved.
          In the event the Buyer shall prepay the balance of the unpaid Contract Price at anytime prior to its scheduled maturity date or the Holder, in the event of the Buyer's default as herein provided, shall demand payment of the balance of the unpaid Contract Price prior to its scheduled maturity date, the Buyer will be entitled to receive a refund credit which shall represent at least as great a proportion of the Time Price Differential, after first deducting therefrom an acquisition cost of Twenty Five Dollars ($25.00) as (i) the sum f the monthly balances under the schedule of payments in this Contract beginning as of the date after such prepayment or demand for payment in full which is the next succeeding monthly anniversary date of the due date of the first installment pursuant to the terms and conditions of this contract, or, if prepayment or demand for payment in full is made prior to the due date of the first installment hereunder, then as of the date after such prepayment or demand for payment in full which is one (1) month after the next succeeding monthly anniversary date of this Contract bears to (ii) the sum of all the monthly balances under the schedule of payments in this Contract. Should the amount of refund credit be less than one dollar ($1 .00) no refund credit will be made. If the Property Is a heavy commercial vehicle, (as defined in Article 7.01(n) of the Texas Motor Vehicle Installment Sales Law) the amount of such refund credit shall be at least an amount that is as great a proportion of the finance charge as (i) the sum of the monthly balances required strider the schedule of payment In this contract beginning as of the date after such prepayment or demand for payment in full which is the next succeeding monthly anniversary date of tire due date of the first installment payable pursuant to the provisions of this Contract, or, if the prepayment or the demand for payment in full is prior to the due date of the fIrst installment payable pursuant to the provisions of this Contract, then as of the date after such prepayment or demand for payment in full, which is one (1) month after the next succeeding monthly anniversary date of the date of this Contract, bears to (ii) the sum of all the monthly balances under the schedule of payments in this Contract; and from which resulting amount is deducted an acquisition cost of One Hundred Fifty Dollars.


              TERMS AND CONDITIONS HEREOF CONTINUED ON REVERSE SIDE
   LIABILITY INSURANCE COVERAGE FOR BODILY INJURY AND PROPERTY DAMAGE CAUSED TO OTHERS IS NOT INCLUDED IN THIS CONDITIONAL SALE CONTRACT NOTICE TO THE BUYER: DO
   NOT SIGN THIS CONTRACT BEFORE YOU READ IT OR IF IT CONTAINS ANY BLANK SPACES. YOU ARE ENTITLED TO A COPY OF THE CONTRACT YOU SIGN. UNDER THE LAW YOU HAVE THE
RIGHT TO PAY OFF IN ADVANCE THE FULL AMOUNT DUE AND UNDER CERTAIN CONDITIONS MAY
   OBTAIN A PARTIAL REFUND OF THE FINANCE CHARGE. KEEP THIS CONTRACT TO PROTECT YOUR LEGAL RIGHTS. NO OTHER AGREEMENT, ORAL OR WRITTEN, EXPRESS OR IMPLIED HAS
                           BEEN MADE BY EITHER PARTY.
     BUYER ACKNOWLEDGES, REPRESENTS, AND WARRANTS THAT THE PROPERTY PURCHASED HEREUNDER IS PURCHASED FOR COMMERCIAL PURPOSES AND NOT FOR THE PERSONAL, FAMILY, OR HOUSEFIOLD USF AND ANY INFORMATION CONTAINED HEREIN IS TRUE AND CORRECT. BUYER ACKNOWLEDGES RECEIPT OF A SIGNED TRUE AND EXACT EXECUTED COPY OF THIS CONDITIONAL SALE CONTRACT.



Date:                    8-5,  99              BUYER(S):
      ---------------------------------------

Accepted:  RUSH ENTERPRISES, INC. DBA HOUSTON  ESCO  TRANSPORTATION  CO.
           PETERBILT,  INC.            (SEAL)                             (SEAL)
         ------------------------------------  ---------------------------------
             (Print Name of Seller Here)       (Print Name of Buyer-Maker Here)

By:  /S/  Scott  W.                            By:  /S/  EDWIS  L.  SELPH,  JR.
     ----------------------------------------  --------------------------------
              Co-Buyer-Maker:


By:  /S/  Scott  W.                                                      (SEAL)
     ----------------------------------------  --------------------------------
           (Witness  as to Buyer's                      (Print Name of
           and Co-Maker' Signature)                   Co-Buyer-Maker Here)

By:     /S/  Scott  W.
     ----------------------------------------  --------------------------------
           (Witness  as to Buyer's
           and Co-Maker' Signature)

================================================================================
CSC(95).MVTX           ORIGINAL  FOR  FILING-NON-NEGOTIABLE             NET  7.0

================================================================================

($150.00). In the event the amount of refund credit is less than one dollar ($1.00) no refund credit will be made. Should the unpaid Contract Price not be payable in substantially equal successive monthly installments commencing one
(1) month after the date of this Contract, the refund will be computed itt a manner proportionate to the method set out hereinabove as appropriate, having due regard to the amount of each installment and to the irregularity of each installment period. The charge levied for the deferral of any payments under this agreement or any extension, renewal, restatement, refinancing, or rescheduling of the unpaid balance of the Contract Price shall not be more than may be allowed by any applicable law.
     Injury to or loss or destruction of the Property, from whatever cause, shall not release Buyer from payment as provided herein. Buyer agrees: at Buyer's own expense to keep the Property and any accessions in good order and repair; not to misuse, abuse or illegally use the Property; to be responsible for all loss or damage to the Property from any cause whatsoeves, to immediately notify Holder of any change in Buyer's residence or where the Property is principally garaged; not to create or suffer any liens or adverse claims of any kind against the Property, nor permit any circumstance to exist under which Seller and/or Holder may lose its lien on the Property, nor permit nor suffer it to come into the possession of any other person, nor sell nor remove it nor suffer its removal from the place of its location shown above without prior written consent from Holder; and in no event permit the Property, or any of the other Collareral (as hereinafter defined), to leave the 48 contiguous States of the United States; not to remove nor permit to be removed any equipment, accessions, parts or attachments therereof, now or hereafter placed upon the Property; to keep the Property insured, at Buyer's expense, against loss or damage by fire, theft, collision (if appropriate) and other damage nd destruction, and such risks as are appropriate in amount, form, coverage and insurer satisfactory to Holder for not less than the unpaid Contract Price, naming Holder as loss payee, such policies to be delivered to Holder, and upon failure to so deliver, Holder shall have the right, but not the obligation, to provide insurance for its interest and charge Buyer Holder's cost for such Insurance, together with its or its designee's customary charges or fees associated with its insurance. HOLDER DOES REQUIRE THAT BUYER INSURE THE PROPERTY. WITH RESPECT TO ANY REQUIRED INSURANCE, BUYER HAS THE OPTION OF
FURNISHING SAME EITHER THROUGH EXISTING POLICIES OF INSURANCE OWNED OR CONTROLLED BY THE BUYER OR OF PROCURING AND FURNISHING EQUIVALENT INSURANCE COVERAGE THROUGH ANY INSURANCE COMPANY AUTHORIZED TO TRANSACT BUSINESS IN TEXAS. Buyer hereby irrevocably appoints Holder as Buyer's attorney-in-fact to make claim for, receive payment of and execute and endorse all documents, checks or drafts received in payment of any loss or damage under any insurance. Buyer acknowledges that no warranties I , enre'sentations nor agreements not expressed herein have been made by Holder. Buyer further acknowledges notice of Seller's intended assignment/endorsement of this contract to ORIX Credit Alliance,Inc. Buyer warrants and represents that all of the Information contained in any application for title, insurance or licensing with respect to the Property is and shall be true and correct in all respects. The Buyer grants to Holder a security interest in the Property and any and all documents, instruments, chattel paper, goods, general intangibles, inventory, machinery, contract rights, equipment, fixtures, accounts and insurance In which Buyer now or hereafter has any right or interest (all of the foregoing, together with alt accessories, attachments, replacements, substitutions and accessions thereto, wherever located, and all proceeds, products and rents therefrom collectively called "Collateral") and agrees that said security Interest secures the payment, performance and fulfillment of all obligations of Buyer to Holder or any affiliate of Holder whether such obligations are now existtng or hereafter incurred or arising, are contingent or non-contingent, are direct or indirect, arise by assignment or otherwise or are contemplated or not contemplated as of the date of this contract. Buyer shall not assign this Contract without the prior written consent of Holder.
     Time is of the essence of this Contract. If Buyer fails to pay any amount when due, or defaults in the prompt and faithful performance of any of the terms and conditions hereof or any other agreement with Holder, or becomes insolvent, or changes its management, operations, ownership of its stock or control, or If bankruptcy, receivership or other insolvency proceeding is instituted by or against Buyer, or If Holder shall at any time deem the Property in danger of misuse, concealment, or misappropriation, or if Holder in good aith believes that the prospect of payment or performance is impaired, then Holder shall have all of the rights and remedies of a secured party pursuant to the provisions of the Uniform Commercial Code and may, without notice or demand, declare the Unpaid Principal Balance hereunder together with accrued but unpaid Finance Charge (after ,rny refund as herein provided), and any collection and reasonable attorneys' fees and any and all other sums then due and owing to Holder (all collectively called the "Balance") immediately due and payable, whereupon the Balance shall Immediately be due and payable, and Buyer will immediately deliver possession of the Collateral to Holder who may, without notice or demand or legal process, to the extent permitted by law: (1) recover the Balance; (2) repossess the Collateral, which Buyer shall assemble at and deliver to a place designated by Holder (Buyer hereby authorizes and empowers Holder, or its designee, to enter upon any premises where the Collateral may be found and take possession and carry away same without process of law) provided and upon the express condition that such repossession of the Collateral can be accomplished without breach ofthe peace and (A) retain Collateral and all payments made hereunder, or (B) retain all payments and sell Collateral at a public or private sale wIth the right in Holder to purchase any Collateral at such sale), applying the net proceeds to all charges and expenses incurred by Holder In connection with the repossession, storage, repair, refurbishing and sale, including attorneys to the Balance plus past due interest thereon, then to any other amounts owing by Buyer to Holder, and then pay any overplus to Buyer, who shall remain liable for any deficiency with interest at the Highest Lawful Rate plus reasonable attorneys' fees or (C) retain the Collateral and all payments made hereunder, credit Buyer with the then reasonable value of the Collateral and recover from Buyer any deficiency together with any late charges, expenses and Interest at Highest Lawful Rate plus said reasonable attorneys' fees, or (D) pursue any other remedy permitted by law or equity. It is agreed that any amount to be retained by Holder and the balance to be paid by Buyer under this paragraph shall not be as a penalty but as liquidated damages for the breach hereof. The remedies provided for herein may be exercised, to the extent permitted by law, successively or concurrently and the exercise of one shall not bar the other. Buyer and any Guarantor hereof agree that any public sale will be deemed commercially reasonable if notice thereof is mailed to them at least ten
(10) days before such sale and advertised in at least one newspaper of general circulation In the area of the sale at least twice prior to the date of sale upon terms of 25% cash down and the balance within 24 hours and further agree that any prIvate sale shall be deemed commercially reasonable if notice thereof is mailed to them, at least 14 days before the sale date stated therein and credit given for the price stated. Holder, not being in the equipment business and in light of Buyer's obligation to maintain equipment, shall not be required to refurbish, repair or otherwise incur expenses In connection with preparing the Collateral for sale but may sell its interest therein on an "as-is", "where-is" basic. Notwithstanding any termination of this Contract by expiration or otherwise, Buyer shall remain liable for the due performance and payment of all obligations incurred or arising hereunder, whenever accruing, and Holder shall be entitled to enforce all rights and remedies it has hereunder. BUYER, SELLER AND ANY HOLDER EACH HEREBY KNOWINGLY, VOLUNTARILY AND INTENTIONALLY
WAIVES ANY AND ALL RIGHT TO A TRIAL BY JURY OF ANY AND ALL CLAIMS, DEFENSES, COUNTERCLAIMS, CROSSCLAIMS AND SETOFF OR RECOUPMENT CLAIMS ARISING EITHER DIRECTLY OR INDIRECTLY BETWEEN OR AMONG THEM AND/OR INVOLVING ANY PERSON OR ENTITY CLAIMING ANY RIGHTS ACQUIRED BY, THROUGH OR UNDER ANY PARTY. Buyer hereby waives and releases relief from any and all appraisement, stay or exemption laws then in force and further waives, with full knowledge of Buyer's rights and the effect of this waiver, any right to a hearing nor to any retaking of Collateral by Holder. Buyer represents and warrants to Seller and any Holder that Buyer has paid all applicable sales, use or other taxes due in connection with the sale, purchase, ownership, possession or use ofthe Property and shall indemnify Seller and any Holder from and against any loss, cost or expense, including penalties, interest and other charges of any kind in connection with or arising from the sale, purchase, ownership, possession or use of the Property. Buyer's obligations under this contract note survive termination hereof. Holder is hereby authorized to file one or more financing statements or a reproduction hereof as a financing statement. All security interests shall attach to any proceeds. In its sole discretion Holder may apply and/or change applications of any sums paid and/or to be paid by or for Buyer under any agreements, to any obligations of Buyer to Holder, presently existing or otherwise. Holder may at any time, with or without excercising any of the rights or remedies available to it and without prior notice or demand to Buyer, appropriate and apply toward payment of any of Buyer's obligations to Holder any and all balances, sums, Property, credits, deposits, accounts, reserves, collections, monies, drafts, notes or checks coming into Holder's possession and belonging or owing to Buyer and for such purposes, endorse Buyer's name on any such instrument made payable to Buyer, for deposit, negotiation, discount or collection. Buyer hereby irrevocably appoints Seller and/or Holder as the true and lawful attorney-in-fact of a Buyer, coupled with an Interest, with full power in Buyer's name, place of stead to execute financing statements on Buyer's behalf and to do any and all other acts on Buyer's behalf necessary or helpful to perfect Seller's and/or Holder's security Interest in the Collateral pursuant to the Uniform Commercial Code or other applicable law. Each person signing this contract warrants full authority to sign this Contract. interest shall be charged at the rate 2/41st of 1% per day on each monthly installment more titan 15 days past due.
     This contract contains the entire agreensent of the parties and may not be modified except in writing. Seller shall not by acceptance of overdue payments or by any act or omission toact be deemed to have wsived any right hereunder. A waiver on one occasion shall not operate as a waiver on a future occasion. AS PART OF THE CONSIDERATION FOR SELLER'S ENTERING INTO THIS CONTRACT, BUYER, SELLER, HOLDER AND ANY GUARANTOR HEREBY DESIGNATE AND APPOINT EDWIN M. BAUM, ESQ. AND C-A CREDIT CORP., BOTH OF NEW YORK, OR EITHER OF THEM, AS THEIR TRUE AND LAWFUL ATTORNEY-IN-FACT AND AGENT FOR THEM AND IN THEIR NAME, PLACE AND STEAD TO ACCEPT SERVICE OF ANY PROCESS WITHIN THE STATE OF NEW YORK, THE PARTY SERVING SUCH PROCESS AGREEING TO NOTIFY THE OTHER PARTY(IES) AT THEIR ADDRESS SHOWN, OR THEIR LAST KNOWN ADDRESS, BY CERTIFIED MAIL, WITHIN THREE DAYS OF SUCH SERVICE HAVING BEEN EFFECTED. BUYER, SELLER, HOLDER AND ANY GUARANTOR HEREOF AGREE TO THE EXCLUSIVE VENUE AND JURISDICTION OF ANY COURT IN THE STATE AND COUNTY OF NEW YORK FOR ALL ACTIONS, PROCEEDINGS, CLAIMS, COUNTERCLAIMS OR CROSSCLAIMS ARISING DIRECTLY OR INDIRECTLY IN CONNECTION WITH, OUT OF, OR IN ANY WAY RELATED TO THIS CONTRACT, WITH TILE SOLE EXCEPTIONS THAT AN ACTION TO RECOVER POSSESSION OF ALL OR PART OF THE COLLATERAL, OR ANY OTHER ASSETS OF THE BUYER OR THE GUARANTOR HOWEVER DENOMINATED, MAY, IN THE SOLE DISCRETION OF HOLDER, BE BROUGHT IN A STATE OR FEDERAL COURT HAVING JURISDICTION OVER THE COLLATERAL, AND/OR SUCH OTHER ASSETS. BUYER, SELLER, HOLDER, AND ANY GUARANTOR HEREOF EACH WAIVE ANY RIGHT THEY OR ANY OF THEM MAY HAVE TO TRANSFER OR CHANGE THE VENUE OF ANY LITIGATION BROUGHT IN ACCORDANCE HEREWITH. Any provision hereof violating the law of any Jurisdiction shall, when governed by the law of lr jurisdiction, be deemed void to the extent of such prohibition, but without invalidating the remaining provisions hereof. The parties each warrant and agree that Buyer has not received possession of the Property prior to the date hereof. Intending that each and every provision of this Contract be fully effective according to its terms, the parties agree that the ~alidrty, enforceability and effectiveness of each provision hereof and the obligations, rights and remedies of the Buyer, Seller, Guarantor and any Holder in any way related to or arising under this Contract shall be governed by and construed in accordance with the laws of the State of New York (excluding its choice of law rules). If any one or more provisions hereof are in conflict with any applicable statute or law, and thus not valid or enforceable, then each such provision shall be deemed null and void, but only to the extent of such conflict and without Invalidating or affecting the remaining provisions hereof. This Contract shall be binding upon the heirs, administrators, legal representatives and successors of the Buyer.
     IN THE EVENT TEXAS LAW GOVERNS THIS CONTRACT: TO CONTACT SELLER ABOUT THIS ACCOUNT CALL THE SELLER AT THE SELLER'S TELEPHONE NUMBER APPEARING BELOW THE SELLER'S ADDRESS ON THE REVERSE SIDE OF THIS CONTRACT. TO CONTACT THE HOLDER ABOUT THIS ACCOUNT CALL ORIX CREDIT ALLIANCE, INC. AT ITS TELEPHONE NUMBER APPEARING ALONGSIDE OF ITS ADDRESS AT THE VERY TOP OF THE REVERSE SIDE OF THIS CONTRACT. THIS CONTRACT IS SUBJECT IN WHOLE OR IN PART TO TEXAS LAW WHICH IS ENFORCED BY THE CONSUMER CREDIT COMMISSIONER, 2601 NORTH LAMAR BOULEVARD, AUSTIN, TEXAS 78705-4207. PHONE (512) 9336-761O, (800) 538-1579. CONTACT THE
COMMISSIONER  RELATIVE  TO  ANY  INQUIRIES  OR  COMPLAINTS.
     In the event that any court of competent Jurisdiction determines that this Contract represents a loan transaction, then the parties agree that the interest rate for such transaction shall be 18% per annum except that it by applying the Rule or 78 it is determined that the tanscation and this Contract actually provided for a lesser rate, then such lesser rate shall be the agreed upon rate of interest. Nothing contained herein shall be construed to require the Buyer to pay any amount In excess of that provided for in this Contract.
     It is the Intent of the Seller and Buyer to make the transaction evidenced by this Conditional Sale Contract conform to all applicable laws ("Laws"), Including the provisions of the Texas Credit Code, ifsuch Laws shall be applicable. Such Laws contain various restrictions and limitations concerning interest, fees, expenses, late charges, deferral charges, refund of unearned Interest, insurance, collection costs and various other matters which may or may not apply to this transaction. It is the intent of the Seller, Buyer and Holder to fully comply with all such applicable limitations and restriction. If, for any reason, any provision of this Conditional Sale Contract or any related document shall be deemed to be in violation of such Laws, such provision will not be applicable, will be void AB INITIO and instead, the appropriate applicable provisions of such Laws shall apply. In the event of any conflict between this Conditional Sale Contract and any other document between the Seller and the Buyer related to this transaction with respect to any provisions prohibited or required by such Laws, the provisions complying with such Laws shall be the operative provisions. It is agreed that if the aggregate of all interest, charges and other sums deemed to constitute interest and contracted for, chargeable or receivable in connection with this transaction, shall produce a rate higher than the highest lawful rate which is the maximum non-usurious rate of interest, as it fluctuates without notice, allowable by applicable state or federal law, whichever may be higher and if applicable law shall not provide a maximum non-usurious rate, then 24% per annum), then this Conditional Sale Contract and any related documents shall be reformed so as only to permit the collection of the highest lawful rate.
     If for any reason whatsoever interest shall be paid or received during the full term of the transaction contemplated by this Contract, which produces a rate exceeding the Highest Lawful Rate, the Seller or Holder, at its option, shall refund such excess to Buyer for credit against any outstanding obligations of Buyer. To the extent permitted applicable law, all non-principal payments shall be deemed expenses, fees or premiums rather than interest and all such payments shall be allocated and spread throughout the entire term of this Contract so that the Interest rate shall be uniform throughout.
     If Chapter One of Title 79, Texas Revised Civil Statutes, 1925, as amended ("Texas Credit Code") establishes the Highest Lawful Rate, that rate shall be the "Indicated Rate Ceiling" (as Identified in the Texas CredIt Code). Without notice to Maker or any other person or entity, the Highest Lawful Rate shall automatically fluctuate as such maximum non-usurious rate fluctuates. Interest shall be computed for the actual number of days elapsed In a year consisting of 365 or 366 days, as the case may be. The "Highest Lawful Rate means the maximum non-usurious rate of interest allowed b Texas law stated as a rate er annum.

                                   Schedule A


This schedule IS ATTACHED TO AND BECOMES PART OF SECURITY AGREEMENT, CONDITIONAL SALE CONTRACT, LEASE, OR _____________________________________ DATED 8-5, 99
                                                                        -------
between the undersigned.



              DESCRIPTION OF PROPERTY
          --------------------------------
QUANTITY  (INDICATE WHETHER "NEW"OR"USED")  YEAR & MODEL      SERIAL NO.
--------  --------------------------------  ------------  ------------------

       1  PETERBILT                             2000 377   1XPCDR9X1YD515O78
          ROAD TRACTOR

       1  PETERBILT                             2000 377   1XPCDR9X3YD515O79
          ROAD TRACTOR

       1  PETERBILT                             2000 377   1XPCDR9XXYD515080
          ROAD TRACTOR

       1  PETERBILT                             2000 377   1XPCDR9X1YD515081
          ROAD TRACTOR

       1  PETERBILT                             2000 377   1XPCDR9X3YD515O82
          ROAD TRACTOR

       1  PETERBILT                             2000 377   1XPCDR9X5YD515083
          ROAD TRACTOR

       1  PETERBILT                             2000 377   1XPCDR9X7YD515084
          ROAD TRACTOR

       1  PETERBILT                             2000 377   1XPCDR9XXYD515077
          ROAD TRACTOR

       1  PETERBILT                             2000 377   1XPCDR9X9YD515O85
          ROAD TRACTOR

       1  PETERBILT                             2000 377   1XPCDR9XOYD515O86
          ROAD TRACTOR


This schedule is hereby verified correct and undersigned Mortgagor(s), Buyer(s), or Lessee(s) acknowkdges receipt of a copy this 5 day of August, 99.
                                                       -           -----------





Mortgagee/Seller/Lessor:                      MORTGAGOR/BUYER/LESSEE

     RUSH  ENTERPRISES,  INC.  DBA  HOUSTON   ESCO  TRANSPORTATION  CO.
     PETERBILT, INC.
     --------------------------------------   --------------------------------

BY:.  /S/  SCOTT W. S                         By:  /S/  EDWIS  L.  SELPH,  JR.
     --------------------------------------   --------------------------------



SCHED.A(  1-98)                                                      NET  7.03

                                    GUARANTY

TO:     ORIX CREDIT ALLIANCE, INC.

                 RE:   ESCO  TRANSPORTATION  CO

Gentlemen

     To induce you to enter into one or more equipment lease agreements and/or one or more security agreements, including but not limited to conditional sale agreements, leases, chattel and/or real estate mortgages, notes or other deferred or time payment paper, and/or any and all agreements relating to the purchase of such paper or documents or both (all of the foregoing hereinafter called "Security Obligations") with the above-captioned (hereinafter, together with its successors and assigns, called the" Subject"), and/or to induce you to purchase and/or accept an assignment of Security Obligations from Subject and/or to induce you to purchase and/or accept one or more assignments from any party or parties of one or more Security Obligation us having Subject as obligor thereon, and/or in consideration of your having heretofore done any or all of the foregoing, we, the undersigned (and each of us if more than one) agree to be, without deduction by reason of set-off, defense or counterclaim of Subject and/or us, jointly, severally, directly and unconditionally liable to you for the due performance of all such Security Obligations past, present and future, and any and all subsequent renewals, continuations, modifications, supplements and amendments thereof, and for the payment of any and all debts and other obligations of Subject of whatever nature, whether matured or unmatured, whether absolute or contingent and whether now or hereafter existing or arising or contracted or incurred or owing to or acquired by you by assignment, transfer or otherwise (such debts and other obligations referred to herein as "General Obligations"). Any and all present and future debts and obligations of Subject to us are hereby waived and postponed in favor of and subordinated to the full payment and performance of all past, present and future debts and obligations of Subject to you. We affirmatively represent and warrant to you that we will not transfer any personal assets to any party without full and valuable consideration in money's worth for said transfer and we understand that in reliance upon and in consideration of this representation, specific credit accommodations as described above ' are being extended to the Subject by you. We hereby waive notice of acceptance hereof and of all notices of any kind to which we may be entitled, including without limitation any and all demands of payment, notices of non-payment, protest and dishonor to us or Subject or makers, or endorsers of any notes or other instruments for which we are or may be liable hereunder. You shall be entitled to hold any and all sums to our credit and any of our property at any time in your possession as security for any and all of our obligations to you, no matter how or when arising and whether under this instrument or otherwise. We further waive notice of and hereby consent to any agreement or arrangements whatever with Subject or anyone else, including without limitation, agreements and arrangements for payment extension, subordination, composition, arrangement, discharge or release of the whole or any part of Security Obligations. or for releases of collateral and/or other guarantors, or for the change or surrender of any and all security, or for compromise, whether by way of acceptance of part payment or of returns of merchandise or of dividends or in any other way whatsoever, and the same shall in no way impair our liability hereunder. The liability hereunder of each of the undersigned is direct and unconditional and may be enforced without requiring your first to resort to any other right, remedy or security and shall survive any repossession of property whether or not such constitutes an election of remedies against Subject; nothing shall discharge or satisfy our liability hereunder except the full performance and payment of all Security Obligations and General Obligations with interest. We shall have the right of subrogation, reimbursement or indemnity whatsoever and no right of recourse to or with respect to any assets or property of Subject or to any collateral for Security Obligations, unless and until all Security Obligations and General Obligations shall have been paid and performed in full and if the undersigned shall be deemed to be an 'insider', (as the term is used in Bankruptcy Code) then all rights of subrogation are waived. It you become involved in any lawsuit against any of us or concerning a breach of any covenant or agreement herein contained, we shall be obligated to pay to you, and you may obtain judgment for, (a) all unpaid balances and any other monies due to you from Subject; (b) all costs and expenses of any such suit; (c) 20% of the sum of (a) plus (b) representing attorneys' fees (which sum is deemed to be reasonable), plus (d) interest on
(a), (b) and (c) at the highest lawful rate provided for in any of the Security Obligations until such sum is paid in full (the sum of (a), (b), (c) and (d) called 'the Judgment Account"). AS PART OF THE CONSIDERATION FOR YOUR ENTERING INTO AND/OR PURCHASING AND/OR ACCEPTING AN ASSIGNMENT OF ONE OR MORE Security OBLIGATIONS WITH SUBJECT AS obligor thereon, we HEREBY DESIGNATE AND APPOINT EDWIN H. BAUM, ESQ. AND C-A CREDIT CORP., BOTH OF NEW YORK, OR EITHER OF THEM, AS OUR true AND LAWFUL ATTORNEY-IN-FACT AND AGENT FOR EACH OF US AND IN OUR NAME, PLACE AND STEAD TO ACCEPT SERVICE OF ANY PROCESS WITHIN THE STATE OF NEW YORK, YOU AGREEING TO NOTIFY US BY DEPOSITING IN THE UNITED STATES MAILS CERTIFIED MAIL, POSTAGE PREPAID WRITTEN NOTICE OF SUCH SERVICE ADDRESSED TO US AT OUR ADDRESS SHOWN HEREINBELOW, WITHIN THREE (3) DAYS OF SUCH SERVICE HAVING BEEN EFFECTED AND THE UNDERSIGNED DO HEREBY AGREE TO THE EXCLUSIVE VENUE AND JURISDICTION OF ANY STATE OR FEDERAL COURT IN THE STATE AND COUNTY OF NEW YORK REGARDING IN ANY MATTER ARISING HEREUNDER. We hereby irrevocably authorize any attorney of any court of record to appear for and confess judgment against any one or more of us (except in any jurisdiction where such action is not permitted by law) for the Judgment Amount, without stay of execution, and we hereby waive and release relief from any and all appraisement, stay or exemption laws then in force. We agree that if we or Subject shall at any time become insolvent, or make a general assignment, or if a petition in bankruptcy or any insolvency or reorganization proceeding shall be commenced by, against or in respect of us or Subject, any and all of our obligations shall, at your sole option, forthwith become due and payable without notice. You may appropriate and apply to any of our obligations any and all balances, sums, property, credits, deposits, accounts, reserves, collections, monies, drafts, notes or checks coming into your possession and belonging to us and endorse our name thereon for deposit, negotiation, discount or collection. We have not relied upon any representations or warranties in connection with the execution and delivery of this instrument and our obligations hereunder are absolute and unconditional notwithstanding the invalidity or unenforceability of any the Security Obligations or General Obligations or of this instrument. This instrument is a continuing guaranty and shall continue in full force and not -notwithstanding the death of any of us, until the full performance, payment and discharge of all Security Obligations and General Obligations, and thereafter until actual receipt by you from us of written notice of termination; such termination shall be applicable only to transactions having their inception thereafter. Termination by one or more of us shall not affect the liability of such of us as do not give such notice of termination.
     No representations and/or agreements not set forth herein have been made to us. We hereby assert and confirm that we executed and entered into this instrument voluntarily and without any coercion, duress or undue influence of any kind, whether directly or indirectly, having been exerted upon us by you or any of your employees, agents or representatives. In FURTHER CONSIDERATION FOR YOUR ENTERING INTO any OF THE SECURITY OBLIGATIONS AND FOR OTHER GOOD AND VALUABLE CONSIDERATION, THE RECEIPT AND SUFFICIENCY OF WHICH ARE HEREBY ACKNOWLEDGED, EACH OF THE UNDERSIGNED, INDIVIDUALLY AND FOR HIS OR HER HEIRS, EXECUTORS, ADMINISTRATORS, PERSONAL REPRESENTATIVES, SUCCESSORS AND ASSIGNS, DOES HEREBY WAIVE, FOREGO AND AGREE NOT TO ASSERT ANY AND ALL RIGHTS, CLAIMS AND DEFENSES, IF ANY, UNDER THE FEDERAL EQUAL CREDIT OPPORTUNITY ACT ('ECOA"), 15 U.S.C. 1691 ET SEQ. AND REGULATIONS PROMULGATED THEREUNDER, THAT MAY INURE TO
              --  ---
THE BENEFIT OF THE UNDERSIGNED AS A RESULT OF your OBTAINING OR OUR EXECUTING THIS INSTRUMENT. WE HEREBY RATIFY AND APPROVE THE OBTAINING BY YOU OF CREDIT
REPORTS RELATING TO US AND HEREBY AGREE THAT YOU MAY HEREAFTER OBTAIN SUCH CREDIT REPORTS AS YOU MAY, IN YOUR SOLE DISCRETION, DETERMINE.
     The words "you" and "your" as used herein shall mean and include and this instrument shall apply in favor of and be severally enforceable by any addressee hereinabove named and/or any concern which is or may at any time be the parent, subsidiary of such parent, subsidiary or assignee thereof. WE KNOWINGLY, VOLUNTARILY AND INTENTIONALLY WAIVE ANY AND ALL RIGHT TO A TRIAL BY jury OF ANY AND ALL CLAIMS, DEFENSES, COUNTERCLAIMS, CROSSCLAIMS AND SETOFF OR RECOUPMENT CLAIMS ARISING EITHER DIRECTLY OR INDIRECTLY BETWEEN YOU AND US AND/OR INVOLVING ANY PERSON OR ENTITY CLAIMING ANY RIGHTS ACQUIRED BY, THROUGH OR UNDER ANY OF THE SECURITY OBLIGATIONS OR GENERAL OBLIGATIONS AND WE FURTHER WAIVE ANY AND ALL RIGHT TO CLAIM OR RECOVER ANY PUNITIVE OR CONSEQUENTIAL DAMAGES OR ANY OTHER DAMAGES OTHER THAN OR IN ADDITION TO, ACTUAL DAMAGES. This investment cannot be changed orally, shall be interpreted according to the laws of the State of New York, (excluding its choice of law rules), shall be binding upon the heirs, executors, administrators, successors and assigns of each of the undersigned and shall inure to the benefit of your successors and assigns.


Dated:     7-30-99                            EDWIS  L.  SELPH
       --------------------------             /s/  Edwis L. Selph         (L.S.)
                                              ----------------------------------
WITNESS:                                      (Personal  Guarantor's  Signature)
         ------------------------             Address:  6505  HOMESTEAD
                                                        ------------------------

Driver  Lic.#             St.                           HOUSTON    TEXAS   77028
             -------------   ----                       ------------------------

Individual  Acknowledgment                    Driver  Lic.#              St.
State  of                                                  --------------   ----
County  of

     I,  Connie  Trujillo  a Notary Public duly qualified in and for said County
         ----------------
and  State,  do  hereby  certify  that on this 30th day of July, 1999 in (place)
                                               ----        ----
Harris  in  said  County,  before  me  personally  appeared:
-----
EDWIS  L.  SELPH,  JR.
--------------------------------------------------------------------------------
to me personally well known as and to be the identical person(s) named and described in and party to and who executed in his/her/their own proper handwriting and whose name(s) is / are subscribed to the instrument of writing appearing on the above, bearing date as herein indicated, and produced and delivered the same before me and who, upon being first duly sworn by me, stated that he/she/they know the contents of said instrument to be his/her/their own free, lawful and voluntary act and deed for the uses, purposes and consideration therein mentioned and contained.
     Given under and witness my hand and official seal the day and year in this certificate first above written.


    [CONNIE TRUJILLO                   /S/  Connie  Trujillo
NOTARY PUBLIC, STATE OF TEXAS          ---------------------
   MY COMMISSION EXPIRES               My  Commission  Expires     04-08-2002
     APRIL 08, 2002]                                               ----------

EXHIBIT
                      WELLS  FARGO  EQUIPMENT  FINANCING

               Wells Fargo Equipment Finance, Inc.   SUPPLEMENT TO MASTER LEASE
               Investors  Building,  Suite  300                            TRAC
WELLS  FARGO   733  Marquette  Avenue
               Minneapolis,  MN  554  79-2048


                        Supplement Number 48257-100 dated as of July 27, 1999 to
                             Master Lease Number 48257 dated as of July 27, 1999


Name  and  Address  of  Lessee:
ESCO  TRANSPORTATION  CO.
6505  HOMESTEAD  ROAD
HOUSTON,  IX  77028

--------------------------------------------------------------------------------
This is a Supplement to the Master Lease identified above between Lessor and Lessee (the "Master Lease"). Upon the execution and delivery by Lessor and Lessee of this Supplement, Lessor hereby agrees to lease to Lessee, and Lessee hereby agrees to lease from Lessor, the equipment described below upon the terms and conditions of this Supplement and the Master Lease. All terms and conditions of the Master Lease shall remain in full force and effect except to the extent modified by this Supplement. This Supplement and the Master Lease as it relates to this Supplement are hereinafter referred to as the "Lease".

EQUIPMENT  DESCRIPTION:
25-2000 STOUGHTON 53-FT. AIR RIDE VANS, EACH EQUIPPED WITH A VANTAGE TRAILER TRACKING SYSTEM

EQUIPMENT  LOCATION:  250  INDUSTRIAL  CIRCLE,  SPRINGDALE,  AR  72766

                            SUMMARY OF PAYMENT TERMS

Initial  Term  in  Months  84           Total  Cost:  $492,000.00
Payment  Frequency  MONTHLY             Total  Basic  Rent:  $623,700.00
Basic  Rental  Payment  $7,425.00       Interim Rent  Daily  Rate:  N/A
  plus applicable sales and use tax
Number  of  Installments  84            Interim  Rent  Cutoff  Date:  N/A
Advance Payments:  FIRST due on         Security Deposit: N/A
  signing this Lease

TERMINAL RENTAL ADJUSTMENT CLAUSE (TRA C): In accordance with Section 7701(h) of the Internal Revenue Code of 1986, under penalty of perjury, Lessee hereby certifies that it intends that more than 50% of the use of the Equipment is to be in A trade or business of Lessee. LESSOR AND LESSEE hereby agree that at the expiration of the initial term of the Lease according to its original terms (and not early on account of default or otherwise) the Equipment will be sold by the Lessor (or by an agent of Lessor). The proceeds of sale (the "Proceeds") shall be distributed as follows:

1. First, to reimburse Lessor or its agent for the cost of putting the Equipment in a condition to be sold, sales commissions, legal fees, expenses or repossession and all other expenses of sale.

2. Second, the balance to Lessor up to an amount equal to 10.00% of the original cost of the Equipment.

3. Third, the balance, if any, to Lessee as an adjustment to rent previously paid by Lessee to Lessor pursuant to the Lease.

In the event the Proceeds are less than the sum of item 1 plus item 2 above, the Lessee shall pay to the Lessor the deficiency as additional rent pursuant to the Lease but in any event not more than 10.00% of the original cost of the Equipment.

Any amount paid to or by the Lessee pursuant to this Addendum shall be the "Terminal Rental Adjustment". The second paraqraph of paragraph 2 of the Lease relating to automatic extension is hereby deleted.

Lessee acknowledges that it has been advised that it will not be treated as the owner of the Equipment for federal income tax purposes.



Lessor: Wells Fargo Equipment Finance, Inc. Esco Transportation  Co  Lessee

                                            /s/  Edwis  L.  Selph
------------------------------------------  ------------------------------------
By
                                            CEO
------------------------------------------  ------------------------------------
Title

                               SUPTRAC  LMO  07271999  0952.2027.48257-100 55547

-------------------------------------
Rent  Commencement  Date
                                        ORIGINAL

================================================================================
                 WELLS  FARGO  EQUIPMENT  FINANCE,  Inc.          MASTER  LEASE
                 Investors  Building,  Suite  300
WELLS  FARGO     733  Marquette  Avenue
                 Minneapolis,  MN  55479-2048
--------------------------------------------------------------------------------
                   Master  Lease  Number  48257  dated  as  of  July  27,  1999

Name  and  Address  of  Lessee:
ESCO  TRANSPORTATION  CO.
6505  HOMESTEAD  ROAD
HOUSTON,  TX  77028
--------------------------------------------------------------------------------
MASTER  LEASE  PROVISIONS
--------------------------------------------------------------------------------
1. LEASE. Lessor hereby agrees to lease to Lessee, and Lessee hereby agrees to lease from Lessor, the personal property described in a Supplement or Supplements to this Master Lease from time to time signed by Lessor and Lessee upon the terms and conditions set forth herein and in the related Supplement (such property together with all replacements, repairs, and additions incorporated therein or affixed thereto being referred to herein as the "Equipment'9. The lease of the items described in a particular Supplement shall be considered a separate lease pursuant to the terms of the Master Lease and the Supplement the same as if a single lease agreement containing such terms had been executed covering such items.
2. TERM. The term of this lease with respect to each item of Equipment shall begin on the date it is accepted by Lessee and shall continue for the number of consecutive months from the rent commencement date shown in the related Supplement (the "initial term") unless earlier terminated as provided herein or unless extended automatically as provided below in this paragraph. The rent commencement dale is the 15th day of the month in which all of the items of Equipment described in the related Supplement have been delivered and accepted by Lessee if such delivery and acceptance is completed on or before the 15th of such month, and the rent commencement date is the last day of such month if such delivery and acceptance is completed during the balance of such month. In the event Lessee executes the related Supplement prior to delivery and acceptance of all items of Equipment described therein, Lessee agrees that the rent commencement date may be left blank when Lessee executes the related Supplement and hereby authorizes Lessor to insert the rent commencement date based upon the date appearing on the delivery and acceptance certificate signed by Lessee with respect to the last item of Equipment to be delivered.
     AUTOMATIC EXTENSION. Lessee or Lessor may terminate this lease at the expiration of the initial term by giving the other at least 90 days prior written notice of termination. If neither Lessee nor Lessor gives such notice, then the term of tills lease shall be extended automatically on the same rental and other terms set forth herein (except that in any event rent during any extended term shall be payable in the amounts and at the times provided in paragraph 3) for successive periods of one month until terminated by either Lessee or Lessor giving the other at least 90 days prior written notice of termination.
3 RENT. Lessee shall pay as basic rent for the initial tem of this lease tile amount shown in the related Supplement as Total Basic Rent. The Total Basic Rent shall be payable in installments each in the amount of the basic rental payment set fort! in the related Supplement plus sales and use tax thereon. Lessee shall pay advance installments and any security deposit, each as shown in the related Supplement, on the date it is executed by Lessee. Subsequent installments shall be payable on the first day of each rental payment period shown in tile related Supplement beginning after the first rental payment period; provided, however; If tat Lessor and Lessee may agree to any other payment schedule, including irregular payments or balloon payments, in which event they shall be set forth in the space provided in the Supplement for additional provisions. If the actual cost of the Equipment is more or less than the Total Cost as shown in the Supplement, the amount of each installment of rent will be adjusted Elf) or down to provide the same yield to Lessor as would have been obtained if the actual cost had been the same as the Total Cost. Adjustments of 10% or less may be made by written notice from Lessor to Lessee. Adjustments of more than 10% shall be made by execution of an amendment to the Supplement reflecting the change in Total Cost and rent.
     During any extended term of this lease, basic rent shall be payable monthly in advance on the first day of each month during such extended term in the amount equal to the basic rental payment set forth in the related Supplement if rent is payable monthly during the initial term or in an amount equal to the monthly equivalent of the basic rental payment set forth in the related Supplement if rent is payable other titan monthly during the initial term. In addition, Lessee shall pay any applicable sales and use tax on rent payable during any extended term.
     In addition to basic rent, which is payable only from the rent commencement date as provided above, Lessee agrees to pay interim rent with respect to each separate item of Equipment covered by a particular Supplement from the date it is delivered and accepted to the rent commencement date at a daily rate equal to tile percentage of Lessor's cost of such item specified in such Supplement. Interim rent accruing each calendar month shall be payable by the 10th day of the following month and in any event on the rent commencement date Lessee agrees that if all of the items of Equipment covered by such Supplement have not been delivered and accepted the rounder before the date specified as the Cutoff Date in such Supplement, Lessee shall purchase from Lessor the items of Equipment then subject to the lease within five days after Lessor's request to do so for a price equal to Lessor's cost of such items plus all accrued but unpaid interim rent thereon. Lessee shall also pay any applicable sales and use tax on such sale.
4. SECURITY DEPOSIT. Lessor may apply any security deposit toward any obligation of Lessee under this lease, and shall ret urn any unapplied balance to Lessee without interest upon satisfaction of Lessee's obligations hereunder.
5. WARRANTIES. Lessee agrees that it has selected each item of Equipment based upon its own judgment and disclaims any reliance upon any statements or representations made by Lessor. LESSOR MAKES NO WARRANTY WITH RESPECT TO THE EQUIPMENT EXPRESS OR IMPLIED, AND LESSOR SPECIFICALLY DISCLAIMS ANY WARRANTY OF MERCHANTABILITY OR OF FITNESS FOR A PARTICULAR PURPOSE AND ANY LIABILITY FOR CONSEQUENTIAL DAMAGES ARISING OUT OF THE USE OF OR THE INABILITY TO USE THE EQUIPMENT. Lessee agrees to make the rental and oilier payments required hereunder without regard to the condition of tile Equipment and to look only to persons of her than Lessor such as the manufacturer; vendor or carrier thereof should any item of Equipment for any reason be defective. So long as no Event of Default has occurred and is continuing. Lessor agrees, to the extent they are assignable, to assign to Lessee, without any recourse to Lessor; any warranty received by Lessor.
6. TITLE. Title to the Equipment shall at all times remain in Lessor; and Lessee at its expense shall protect and defend the title of Lessor and keep it free of all claims and liens other than the rights of Lessee hereunder and claims and liens created by or arising through Lessor. The Equipment shall remain personal property regardless of its attachment to realty, and Lessee agrees to take such action at its expense as may be necessary to prevent any third party from acquiring any interest in the
7. LAWS AND TAXES. Lessee shall comply with all laws and regulations relating to the Equipment and its use and shall promptly pay when due all sales; use, property, excise and other taxes and other taxes and all license and registration fees now or hereafter imposed by any governmental body or agency upon the Equipment or its use or the rentals hereunder. Upon request by Lessor, Lessee shall prepare and file all tax returns relating to taxes for which Lessee is responsible hereunder which Lessee is permitted to file under the laws of the applicable taxing jurisdiction.
8.     INDEMNITY  Lessee  hereby  indemnifies  Lessor against and agrees to save
Lessor harmless from any and all liability and expense arising out of the ordering, ownership, use, condition, or operation of each item of Equipment during the term of this lease, Including liability for death or injury to persons; damage to property, strict liability under the laws or judicial decisions of any state or the United States; and legal expenses in defending any claim brought to enforce any such liability or expense.
9. ASSIGNMENT, WITHOUT LESSOR'S PRIOR WRITTEN CONSENT, LESSEE WILL NOT SELL, ASSIGN, SUBLET, PLEDGE OR OTHERWISE ENCUMBER OR PERMITA LIEN ARISING THROUGH LESSEE TO EXIST 0N OR AGAINST ANY INTEREST IN THIS LEASE OR THE EQUIPMENT, or remove the Equipment from its location referred to above. Lessor may assign its interest in this lease and sell or grant a security interest in all or any part of the Equipment without notice to or the consent of Lessee. Lessee agrees not to assert against any assignee of Lessor any claim or defense Lessee may have against Lessor.
10. INSPECTION. Lessor may inspect the Equipment at any time end from time to time during regular business hours.
11. REPAIRS. Lessee will use the Equipment with due care and for the purpose for which it is intended. Lessee will maintain the Equipment in good repair, condition and working order and will furnish all parts and services required therefore, all at its expense, ordinary wear and tear excepted. Lessee shall, at its expense, make all modifications and improvements to the Equipment required by law, and shall not make other modifications or improvements to the Equipment without the prior written consent of Lessor. All parts, modifications and improvements to the Equipment shall, when installed or made immediately become it, property of Lessor and part of the Equipment for all purposes.
12. LOSS OR DAMAGE In the event any item of Equipment shall become lost, stolen, destroyed, damaged, beyond repair or rendered permanently unfit for use for any reason, or in the event of condemnation or seizure of any item of Equipment, Lessee shall promptly pay Lessor the sum of(a) the amount of all rent and other amounts payable by Lessee hereunder with respect to such item due but unpaid at the date of such payment plus (b) the amount of all unpaid rent with respect to such item for the balance of the term of this Lease not yet due at the time of such payment discounted from the respective dates installment payments would be due at the rate implicit in the schedule of rental payments when applied to the cost of such item plus (c)10% of the cost of such item as shown in the related Supplement. Upon payment of such amount to Lessor such item shall become the property of Lessee. Lessor will transfer to Lessee; without recourse or warranty, all of Lessor's right, title and interest therein, the rent with respect to such item shall terminate, and the basic rental payments on the remaining items shall be reduced accordingly Lessee shall pay any sales and use taxes due on such transfer. Any insurance or condemnation proceeds received shall be credited to Lessee's obligation under this paragraph and Lessor shall be entitled to any surplus.

           THIS AGREEMENT INCLUDES THE TERMS ON THE BACK OF THIS PAGE

Lessor:   Walls Fargo Equipment Finance, Inc.    Esco Transportation Co., Lessee

--------------------------------------           -------------------------------
By                                               By

--------------------------------------           -------------------------------
Title                                            Title

13. INSURANCE. Lessee shall obtain and maintain or with respect to the Equipment at its own expense (a), ---y insurance insuring against liability for bodily injury and property damage with a minimum limit of $500,000 combined single limit and (b) physical damage insurance insuring against loss or damage to the Equipment in an amount not less than the full replacement value of the Equipment. Lessee shall furnish Lessor with a certificate of insurance evidencing the issuance of a policy or policies as to Lessee in at least the minimum amounts required herein naming Lessor as an additional insured there under for the liability coverage and as loss payee for the property damage coverage. Each such policy shall be in such form and with such insures as may be satisfactory to Lessor, and shall contain a clause requiring the insurer to give to Lessor at least 10 days prior written notice of any alteration in the terms of such policy or the cancellation thereof, and a clause specifying that no action or misrepresentation by Lessee shall invalidate such policy. Lessor shall be under no duty to ascertain the existence of or to examine any such policy or to advise Lessee in the event any such policy shall not comply with the requirements hereof.
14. RETURN OF THE EOUIPMENT. Upon the expiration or earlier termination of this lease, Lessee will immediately deliver the Equipment to Lessor in the same condition as when delivered to Lessee, ordinary wear and tear excepted, at such location within the continental United States as Lessor shall designate. Lessee shall pay all transportation and other expenses relating to such delivery.
15. ADDITIONAL ACTION. Lessee will promptly execute and deliver to Lessor such further documents and take such further action as Lessor may request in order to carry out more effectively the intent and purpose of the this Lease, including the execution and delivery of appropriate financing statements to protect fully Lessor's interest hereunder in accordance with the Uniform Commercial Code or other applicable law. Lessee will furnish, from time to time on request, a copy of Lessee's latest annual balance sheet and income statement.
16. LATE CHARGES. If any installment of interim rent or basic rent is not paid when due, Lessor may impose a late charge of up to 5% of the amount but in any event not more than permitted by applicable law. Payments thereafter received shall be applied first to delinquent installments and the installments.
17. DEFAULT. Each of the following events shall constitute an "Event of Default" hereunder: (a) Lessee shall fail to pay when due any installme basic rent; (b) Lessee shall fall to observe or perform any other agreement to be observed or performed by Lessee hereunder and the continuan' calendar days following written notice thereof by Lessor to Lessee; (c) Lessee or any guarantor of this lease or any partner of Lessee if Lessee h cease doing business as a going concern or make an assignment for the benefit of creditors;
(d) Lessee or any guarantor of this lease or any pat is a partnership shall voluntarily file, or have filed against it involuntarily, a petition for liquidation, reorganization, adjustment of debt, or similar rel, Bankruptcy Code or any other present or future federal or state bankruptcy or insolvency law, or a trustee, receiver, or liquidator shall be appointE substantial part of its assets; (e) any individual Lessee, guarantor of this lease, or partner of Lessee if Lessee is a partnership shall die; (1) any fin in formation submitted by or on behalf of Lessee shall prove to have been false or materially misleading when made; (g) an event of default shall obligation Lessee owes to Lessor; (h) any indebtedness Lessee may now or hereafter owe to Any affiliate of Lessor shall be accelerated followin or, if any such indebtedness is payable on demand, payment thereof shall be demanded; (I) if Lessee is a corporation, more than 50% of the sh~ Lessee shall become owned by a shareholder or shareholders who were not owners of voting stock of Lessee on the date this lease begins or, in partnership, more than 5O% of the partnership interests in the Lessee shall become owned by a partner or partners who were not partners of Le lease begins; and (j) Lessee shall consolidate with or merge into, or sell or lease all or substantially all of its assets to, any individual, corporation
18. REMEDIES. Lessor and Lessee agree that Lessor's damages suffered by reason of an Event of Default are uncertain and not capable of e time this lease is executed because the value of the Equipment at the expiration of this lease is uncertain, and therefore they agree that for purp 18 "Lessor's Loss" as of any date shall be the sum of the following: (1) the amount of all rent and other amounts payable by Lessee hereunder d date plus (2) the amount of all unpaid rent for the balance of the term of this lease not yet due as of such date discounted from the respective do would be due at the rate of 5% per annum plus
(3) 10% of the cost of the Equipment subject to this lease as of such date. Upon the occurrence of an Event of Default and at any time thereafter,
Lessor may exercise any one or more of the remedies listed below a discretion may lawfully elect; provided, however, that upon the occurrence of an Event of Default specified in paragraph 17(d), an amount equal the date of such occurrence shall automatically become and be immediately due and payable without notice or demand of any kind.
a) Lessor may, by written notice to Lessee, terminate this lease and declare an amount equal to Lessor's Loss as of the date of such notice to payable, and the same shall thereupon be arid become immediately due and payable without further notice or demand, ard all rights of Lessee shall terminate but Lessee shall be and remain liable as provided in this paragraph 18. Lessee shall at its expense promptly deliver the Equipm location or locations within the continental United States designated by Lessor. Lessor may also enter upon the premises where the Equipment immediate possession of and remove the same with or without instituting legal proceedings.
b) Lessor may proceed by appropriate court action to enforce performance by Lessee of the applicable covenants of this lease or to recover, I Lessor's Loss as of 1/to date Lessor's Loss is declared due and payable hereunder; provided, however, that upon recovery of Lessor's Loss fror action without having to repossess and dispose of the Equipment, Lessor shall transfer the Equipment to Lessee at its then location upon paym amount due under clauses (d) and (e) below.
c) In the event Lessor repossesses the Equipment, Lessor shall either retain the Equipment in full satisfaction of Lessee's obligation hereundE item of Equipment in such manner and upon such terms as Lessor may in its sole discretion determine. The proceeds of such sale or lease sh~ reimburse Lessor for Lessor's Loss and any additional amount due under clauses (d) and (e) below. Lessor shall be entitled to any surplus ano liable for any deficiency. For purposes of this subparagraph, the proceeds of any lease of all or any part of the Equipment by Lessor shall be th assigned by Lessor as the cost of such Equipment in determining the rent under such lease.
d) Lessor may recover interest on the unpaid balance of Lessor's Loss from the date it becomes payable until fully paid at the rate of the IessE highest rate permitted by law.
e) Lessor may exercise any other right or remedy available to it by law or by agreement, and may in any event recover legal fees and other e.i reason of an Event of Default or the exercise of any remedy hereunder, including expenses of repossession, repair, storage, transportation, ant Equipment.
     If any Supplement is deemed at any time to be a lease intended as security, Lessee grants Lessor a security interest in the Equipment to ~ under this lease and all other indebtedness at any time owing by Lessee to Lessor and agrees that upon the occurrence of an Event of Default, other rights and r'-'medies available to Lessor hereunder, Lessor shall have all of the rights and remedies of a secured party under the Uniform
No remedy given in this paragraph is intended to be exclusive, and each shall be cumulative but only to the extent necessary to permit Le~ for which Lessee is liable hereunder. No express or implied waiver by Lessor of any breach of Lessee's obligations hereunder shall constitute breach of Lessee's obligations hereunder.
19. NOTICES. Any written notice hereunder to Lessee or Lessor shall be deemed to have been given when delivered personally or depositeo malls, postage prepaid, addressed to recipient at its address set forth above or at such other address as may be last known to the sender.
20. NET LEASE AND UNCONDITIONAL OBLIGATION. This lease is a completely net lease and Lessee's obligation to pay rent and amount~ under paragraphs 12 and 18 is unconditional and not subject to any abatement, reduction, setoff or defense of any kind.
21. NON-CANCELABLE LEASE. This lease cannot be canceled or terminated except as expressly provided herein.
22. SURVIVAL OF INDEMNITIES. Lessee's obligations under paragraphs 7, 8, and 18 shall survive termination or expiration of this lease.
23. COUNTERPARTS. There shall be but one counterpart of the Master Lease and of each Supplement and such counterpart will be marked that any Supplement constitutes chattel paper (as that term is defined by the Uniform Commercial
Code),  a  security  interest  may  only  be  creat  marked  "Original."
24. MISCELLANEOUS. This Master Lease and related Supplement(s) constitute the entire agreement between Lessor and Lessee and may written instrument signed by Lessor and Lessee. Any provision of this lease which is unenforceable in any jurisdiction shall, as to such jurisdic extent of such unenforceability without invalidating the remaining provisions of this lease, and any such unenforce5ibility in any jurisdiction shall such provision in any other jurisdiction. If this lease shall in all respects be governed by, and construed in accordance with, the substantive lai Minnesota. In the event there is more than one Lessee named herein or in any Supplement, the obligations of each shall be joint and several.

EXHIBIT
                  QUANTUM  TRANSPORTATION  PURCHASE  DOCUMENT


                          AGREEMENT AND PLAN OF MERGER
                          ----------------------------

     THIS  AGREEMENT  AND  PLAN  OF  MERGER  is dated effective as of 1/19/2000,
2000, by and among ESCO Transportation Co., a Delaware corporation with a business address of 6505 Homestead, Houston, Texas 77028 ("Purchaser" or "ESCO"); ESCO Transportation Acquisition Corp., a Texas corporation with a business address of 6505 Homestead, Houston, Texas 77028, a wholly owned subsidiary of ESCO ("ESCO Acq."); Quantum Transportation, Inc., a Minnesota company with a business address of 1157 Valley Park Drive, Suite 115, Shakopee, Minnesota 55379 (the "Company"); and the shareholders of the Company, Kevin Dahlke, a Minnesota resident with a home address of 1100 Lonsdale Boulevard, Northfield, Minnesota 55057 and David Dahlke, a Minnesota resident with a home address of 3480 Lythrum Way, Minnetrista, Minnesota 55364 (jointly referred to as the "Shareholders"). The Shareholders own 100% of the issued and outstanding stock of the Company (the "Acquired Shares"). The Shareholders and the Company are sometimes collectively referred to hereinafter as the "Sellers."

     WHEREAS, the Boards of Directors of ESCO, Company and ESCO Acq. deem it advisable and in the best interests of their respective stockholders that ESCO acquire Company pursuant to the terms and conditions of this Agreement, and, in furtherance of such acquisition, such Boards of Directors (and ESCO as the sole stockholder of ESCO Acq.) have approved this Agreement and the merger of the Company with and into ESCO in accordance with the terms of this Agreement and, in the case of ESCO and ESCO Acq., the Texas Business Corporation Act (the "TBCA") and, in the case of Company, the Minnesota Business Corporation Act (the "MBCA"); and

     WHEREAS, for federal income tax purposes, it is intended that the Merger shall qualify as a reorganization within the meaning of Section 368(a)(1)(C) of the Internal Revenue Code of 1986, as amended (the "Code"); and

     WHEREAS, the Shareholders have agreed to specific indemnity obligations in favor of ESCO as hereinafter set forth;

     NOW, THEREFORE, in consideration of amounts paid to the Shareholders, the receipt and sufficiency of which is hereby acknowledged, and in further consideration of the mutual covenants and agreements contained herein, the parties hereto agree as follows:


     1.1 THE MERGER. In accordance with the provisions of this Agreement and the MBCA and TBCA, at the Effective Time (as defined in Section 1.2), the Company shall be merged with and into the Company (the "Merger"), the separate existence of the Company shall thereupon cease, and ESCO Acq. shall be the surviving corporation in the Merger (sometimes hereinafter called the "Surviving Corporation") and shall continue its corporate existence under the laws of the State of Texas. The Merger shall have the effects set forth in Article 5.01 of the TBCA.

     1.2. EFFECTIVE TIME OF THE MERGER. The Merger shall become effective at the time of filing of properly executed Articles of Merger in the form required by and executed in accordance with the provisions of Section 302A.615 of the MBCA and Article 5.04 of the TBCA. The parties hereto shall cause such filings to be made as soon as practicable after the Closing (as defined in Section 1.3). When used in this Agreement, the term "Effective Time" shall mean the date and time at which the Merger shall become effective.

     1.3 CLOSING. The closing of the transactions contemplated by this Agreement (the "Closing") shall take place at the offices of the Company January 19, 2000, at 10:00 a.m., local time, or on such later day on which all of the conditions set forth in Articles 11 and 12 are satisfied or waived or on such other date and at such other time and place as ESCO and Company shall agree (such date, the "Closing Date"). At the Closing, the Shareholders shall make delivery of (a) the Acquired Shares owned by each of them by delivering certificates for their Acquired Shares, duly endorsed or accompanied by stock powers duly executed in such form as may be necessary to fully vest title in ESCO to all of the Acquired Shares evidenced by such certificates and (b) such other documents as may be required by this Agreement or as ESCO may reasonably request. Against such delivery, and in full payment for the Acquired Shares, ESCO shall deliver to such Shareholders the Merger Consideration (as hereinafter defined) in exchange for the Acquired Shares described in Section 3.1 of this Agreement. At the Closing, Sellers shall put ESCO Acq. in full possession and enjoyment of all properties and assets of the Company. Each party will cause to be prepared, executed, and delivered all other appropriate and customary documents as another party or that party's counsel may reasonably request for the purpose of consummating the transactions contemplated by this Agreement.

     2.1 ARTICLES OF INCORPORATION. The Articles of Incorporation of ESCO Acq. in effect at the Effective Time shall be the Articles of Incorporation of the Surviving Corporation until amended in accordance with applicable law.

     2.2 BY-LAWS. The By-Laws of ESCO Acq. as in effect at the Effective Time shall be the By-Laws of the Surviving Corporation until amended in accordance with applicable law.

     2.3     DIRECTORS  AND  OFFICERS  OF  SURVIVING  CORPORATION.

     (a) The directors of the Surviving Corporation at the Effective Time shall be Robert Weaver, Robert Darilek and Edwin L. Selph, Sr., each of whom shall hold office from the Effective Time until their respective successors are duly elected or appointed and qualified in the manner provided in the Articles of Incorporation or By-Laws of the Surviving Corporation or as otherwise provided by law.

     (b) The officers of the Surviving Corporation at the Effective Time shall be Edwin L. Selph, Sr., Chairman of the Board of Directors, Robert J. Weaver, President, and Robert F. Darilek, Vice President, Secretary/Treasurer, each of whom shall hold office from the Effective Time until their respective successors are duly elected or appointed and qualified in the manner provided in the Articles of Incorporation or By-Laws of the Surviving Corporation or as otherwise provided by law.

     3.1 MERGER CONSIDERATION. At the Effective Time, by virtue of the Merger and without any action on the part and party or shareholder:

     (a) Each share of Acquired Shares issued and outstanding immediately prior to the Effective Time (other than (i) shares to be canceled in accordance with Section 3.1(b), and (ii) shares as to which dissenters rights shall been duly demanded and such demand has been properly perfected pursuant to Sections 302A.471 and 302A.473 of the MBCA ("Dissenting Shares")) shall be converted into the Merger Consideration. The "Merger Consideration" shall consist of the one hundred fifty-nine thousand (159,000) shares of restricted ESCO common stock valued at $3.00 per share (the "ESCO Shares"), hereinafter referred to as the "benchmark price" to be transferred to the Shareholders at Closing. ESCO guarantees the ESCO Shares will equal or exceed the benchmark price during the period from the Closing Date through the end of three years (the "Guarantee"). The "Guarantee Date" shall be three years from the Closing Date. The amount which the market price is below the benchmark price at the end of the three year period will be paid in cash or stock (as provided below) only if the market price has not exceeded the benchmark price for a period of five (5) consecutive trading days and the ESCO Shares sold at sufficient volumes during such period to accommodate the sale of the ESCO Shares during the three year period; provided that at the time the ESCO Shares exceeded the benchmark price, the Shareholders were not unable to sell their ESCO Shares due to limitations placed on the sale by federal or state securities laws or ESCO itself. Such payment shall be made within sixty (60) days of the Guarantee Date.

     If the Guarantee is not paid in accordance with its terms hereof, the Shareholders may, at their sole option, receive a number of shares of ESCO, based upon the greater of the average trading price of the shares for the 10 days preceding exercise of the option or the average trading price for the 10 days preceding the Guarantee Date to realize the amount owed under the Guaranty. In such event, such shares shall be issued to the Shareholders within ten (10) days after ESCO receives notice of their exercise of their option.

     (b) All shares of the Company's Common Stock that are held by the Company as authorized but unissued shares shall be canceled and retired and cease to exist and no securities of ESCO or other consideration shall be delivered in exchange therefor.

     (c) The holders of Dissenting Shares, if any, shall be entitled to payment by the Surviving Corporation (or at the election of ESCO, by ESCO or an affiliate of ESCO) of the fair value of such shares in cash to the extent permitted by and in accordance with the provisions of Sections 302A.471 and 302A.473 of the MBCA: provided, however, that (i) if any holder of Dissenting Shares shall deliver a written withdrawal of such holder's demand for fair value of such shares, or (ii) if any holder fails to establish such holder's entitlement to rights to payment as provided in such Section 302A.473. Such holder or holders (as the case may be) shall forfeit such right to payment for such shares and such shares shall thereupon be deemed to have been converted into the Merger Consideration as of the Effective Time. Unless ESCO shall have made the election referred to in the first sentence of this Section 1.3(c), the Surviving Corporation shall be solely responsible for, and shall pay out of its own funds, any amounts which become due and payable to holders of Dissenting Shares, and such amounts shall not be paid directly or indirectly by ESCO. The Company shall notify ESCO of each demand for dissenters' rights under the MBCA promptly after such demand is received by the Company. If there are too many Dissenting Shares in order for ESCO to gain the control it desires, in its sole and absolute discretion, ESCO retains the right to void this Agreement and all transactions contemplated hereunder.

     3.2     EXCHANGE  OF  ESCO  COMMON  STOCK;  PROCEDURES.

     (a) As soon as practicable after the Effective Time, ESCO shall deposit with or for the account of Harris Bank & Trust (the "Exchange Agent") stock certificates representing the number of ESCO Shares of common stock issuable pursuant to Section 3.1 in exchange for all outstanding shares of the Company Common Stock, which shares of ESCO Common Stock shall be deemed to have been issued at the Effective Time.

     (b) As soon as practicable after the Effective Time, ESCO shall cause the Exchange Agent to mail to each holder of record of a certificate or certificates which immediately prior to the Effective Time represented outstanding shares of the Company Common Stock (the "Certificates") that were converted pursuant to Section 3.1 into the right to receive shares of ESCO Common Stock as may be reasonably required by Exchange Agent to effectuate the exchange contemplated herein. Upon surrender of a Certificate for cancellation to the Exchange Agent, together with such letter of transmittal, duly executed, the holder of such Certificate shall be entitled to receive in exchange therefor a certificate representing that number of whole shares of ESCO Common Stock which such holder has the right to receive pursuant to the provisions of this
Article III, after giving effect to any required tax withholdings, and the Certificate so surrendered shall forthwith be canceled. In the event of a transfer of ownership of the Company Common Stock which is not registered in the transfer records of the Company, a certificate representing the proper number of shares of ESCO Common Stock may be issued to a transferee if the Certificate representing such Company Common Stock is presented to the Exchange Agent, accompanied by all documents required to evidence and effect such transfer, and by evidence that any applicable stock transfer taxes have been paid. Until surrendered as contemplated by this Section 3.2(b), each Certificate shall be deemed at any time after the Effective Time to represent only the right to receive upon such surrender a certificate representing shares of ESCO Common Stock.

     3.3 FURTHER ASSURANCES. If, at any time after the Effective Time, the Surviving Corporation shall consider or be advised that any deeds, bills of sale, assignments, assurances or any other actions or things are necessary or desirable to vest, perfect or confirm of record or otherwise in the Surviving Corporation its right, title or interest in, to or under any of the rights, properties or assets of the Company acquired or to be acquired by the Surviving Corporation as a result of, or in connection with, the Merger or otherwise to carry out this Agreement, the officers of the Surviving Corporation shall be authorized to execute and deliver, in the name and on behalf of the Company or otherwise, all such deeds, bills of sale, assignments and assurances and to take and do, in such names and on such behalves or otherwise, all such other actions and things as may be necessary or desirable to vest, perfect or confirm any and all right, title and interest in, to and under such rights, properties or assets in the Surviving Corporation or otherwise to carry out the purposes of this Agreement.

     4. RISK OF LOSS. In accordance with the consummation of the sale and purchase described in this Agreement, and subject to any existing Management Agreement between ESCO and the Company, the Shareholders shall bear all risk of loss, damage or destruction to the Company's assets prior to the Closing Date hereof and the Purchaser shall bear all risk of loss, damage or destruction to the Company's assets on or subsequent to the Closing Date hereof.

     5. TAXES. All personal property taxes, corporate income taxes and any other tax except those otherwise specifically listed herein, levied or assessed or determined to be owed by the Company to the Federal, State, county, city or local taxing authority, prorated for the current tax year through the Closing Date shall be the sole responsi-bility of the Shareholders. Sellers have disclosed, after a diligent review of the books, financial statements and records, and other relevant documents that there is no other tax liability other than those noted in this Agreement or any Exhibits thereto and the Shareholders have determined that they have adequate provisions for the payment of all taxes imposed.

     6. EMPLOYMENT AGREEMENT. The Purchaser shall enter into an employment agreement with Kevin Dahlke for a term of thirty-six (36) months following the Closing Date. Kevin Dahlke's total compensation package including annual salary and auto expenses shall equal $105,000, to be adjusted annually, based upon merit, in a manner consistent with other terminal managers of ESCO and shall include a non-compete agreement, in a form consistent with that attached hereto as EXHIBIT "C". Kevin Dahlke shall also be entitled to an annual bonus of 7% of the GAAP basis net income of the Company's operations based upon ESCO's internally prepared financial reports, after deducting ESCO's standard corporate allocation. This bonus shall be paid each year for three years and shall be paid within 90 days after the calendar year end.

     7. NON-COMPETE AGREEMENT. Each Shareholder will enter into a three year non-compete agreement with ESCO, with the portion of the Merger Consideration and Non-Compete Consideration not yet paid to be used to partially compensate ESCO if either Shareholder defaults on his non-compete agreement.
The non-compete agreements are attached hereto as EXHIBIT "D." The total consideration for these non-compete agreements shall be $53,000 ("Non-Compete Consideration"), payable one-half to each of the Shareholder as follows:

     (i) CASH EARNEST MONEY. Five Thousand Dollars ($5,000.00) which was paid to Shareholders on November 12, 1999, which receipt Shareholders hereby acknowledge.

     (ii) CLOSING DOWN PAYMENT. Twelve Thousand Six Hundred Sixty Seven Dollars ($12,667.00) payable by cashier's or certified check or wired funds to Shareholders on the Closing Date, hereinafter defined.

     (iii)CASH INSTALLMENTS. A sum of Thirty-Five Thousand Three Hundred Thirty-Three and No/100ths Dollars ($35,333.00), payable in two (2) equal installments of Seventeen Thousand Six Hundred Sixty Six and 50/100ths Dollars ($17,666.50) each, with each installment due on the 30th and 60th day after the Closing Date hereof. No interest shall accrue on the cash installments due unless payments are not made in a timely manner. If cash installments are not made in a timely manner and without reason for withholding consistent with Purchaser's rights of offset contained herein, interest shall accrue on the outstanding amounts at a rate of eight percent (8%) per annum from the due date of such payment. The cash portion of the purchase price not paid at closing shall be placed in escrow and held in trust by Spencer & Associates, P.C., Attorneys at Law, Pan Jackson Building, 5th Floor, 4041 Richmond Ave., Houston,

          Texas 77027-6837. Both parties hereto shall hold Spencer & Associates, P.C. harmless from liability as a result of this serving as escrow agent in accordance with the terms of an escrow agreement, attached hereto as EXHIBIT "B," which the parties shall execute at closing.

The non-compete agreements shall be void in the event ESCO is not due any offset hereunder or is not reasonably withholding amounts or other consideration due to Shareholders and fails to pay any portion of the Merger Consideration or Non-Compete Consideration payable hereunder to the Shareholders.

     8. TRADE NAMES. The Purchaser shall have the exclusive rights to the name "Quantum Transportation, Inc." and any other related trade names used in the Company's business.

     9. REPRESENTATIONS AND WARRANTIES BY THE SHAREHOLDERS. The Shareholders represent and warrant to Purchaser as follows:

     (a) OWNERSHIP. The Shareholders are the lawful owners (record and beneficial) of the number of Shares, and only that number of Shares, set forth beside his name on EXHIBIT "A", free and clear of all liens, encumbrances, and claims of every kind, except for those liens, encumbrances, and claims described in EXHIBIT "A". The delivery of the certificate or certificates representing his Shares pursuant to the provisions of this Agree-ment at the Time of Closing will transfer good and valid title thereto, free and clear of all liens, encumbrances, and claims of every kind. Each Shareholder will produce evidence satisfactory to ESCO and represents and warrants that his wife has no residual claim to the Shares as a claim on behalf of the community estate or any other marital claim by his wife to the Shares.

     (b) AUTHORITY. The Sellers have all necessary capacity, power, and authority to enter into, and perform their obligations under this Agreement and the other instruments contemplated hereby to be executed by the Sellers. Upon execution and delivery of this Agreement and the other instru-ments contemplated hereby to be executed by the Sellers, the Agreement and such instruments will represent the valid, legal, and binding obligations of the Sellers, enforceable in accordance with their terms, except as enforcement thereof may be limited by bankruptcy, insolvency, or similar laws affecting creditors' rights generally.

     (c) GOOD STANDING. Except as disclosed on EXHIBIT "G", the Company has no subsidiaries and does not own any interest in any corporation, partnership, or other business or entity. The Company is a corporation duly organ-ized, validly existing, and in good standing under the laws of the State of Minnesota and possesses all requisite corporate power and authority to carry on its business as now conducted and to own or lease and operate its properties.

     (d) CAPITALIZATION. The authorized capital stock of the Company consists of the following:

QUANTUM TRANSPORTATION, INC.    25,000 Shares of Common    1.00 par value each, of which 1,000
                                        Stock              Shares are issued and outstanding and no
                                                           Shares are held in Treasury.

The Shares to be exchanged and delivered to Purchaser pursuant to this Agreement are duly authorized, validly issued and outstanding, fully paid, and non-assessable, and con-stitute all of the issued and outstanding shares of capital stock of the Company. There are no outstanding options, contracts, calls, commitments, rights, or demands of any character, absolute or contingent,
(i) to acquire the capital stock of the Company or (ii) to acquire any securities convertible into or exchangeable for the capital stock of the Company. No shares of capital stock of the Company are reserved for issuance or committed to be issued for any purpose. All voting rights are vested exclusively in the Shares. There are no voting trusts, Shareholders' agreements, or other voting arrangements with respect to the Shares.

     (e) FINANCIAL STATEMENTS. The Sellers have delivered to Purchaser the following financial statements for the Company: unaudited balance sheets as of September 30, 1999, and years ended December 31, 1996, 1997 and 1998 and the related statements of income and retained earnings and changes in financial position for the years and interim periods then ended (the "Financial
Statements"). The Financial Statements have been prepared on an income tax accounting basis of accounting and in all material respects fairly present the results of operations and financial condition for the Company at the dates and for the periods covered thereby. To the best of the Sellers' knowledge there have been no changes in accounting principles applied or adopted since the ends of the periods covered by the Financial Statements. The Financial Statements in all material respects accurately represent the financial position, results of operations and changes in financial positions of the Company for the period covered. There are no liabilities or obligations of the Company accrued, absolute, contingent or otherwise that arose out of or relate to any matter, act or omission to the date of this Agreement, other than liabilities or obligations incurred in the normal course of business.

     (f) NO MATERIAL ADVERSE CHANGE. Except as set forth in EXHIBIT "H", since September 30, 1999, except as contemplated by this Agreement (and the Exhibits here-to, which are a part hereof) or heretofore disclosed to Purchaser in writing, the Company has not:

     (1) issued or sold any shares of its capital stock of any class or any options, warrants, conversion, or other rights to purchase any such shares or any securities convertible into or exchangeable for such Shares;

     (2) incurred any indebtedness for borrowed money, issued or sold any debt securities, paid any indebtedness prior to maturity, or discharged any other liabilities or obligations except in the ordinary course of business;

     (3) mortgaged, pledged, or subjected to any lien, lease, security interest, or other charge or encumbrance any of its properties or assets, tangible or intangible, except (i) liens for current taxes not yet due and payable or being contested in good faith by appropriate proceed-ings; (ii) liens imposed by law and incurred in the ordi-nary course of business for obligations not yet due to carriers, warehousemen, laborers, materialmen, and the like; and (iii) such imperfections of title, encumbrances, easements, and security interests that do not materially detract from the value or marketability of such property or interfere with the present use thereof by the Company;

     (4) acquired or disposed of, or granted licenses or other rights in or to, any assets or properties of material value except in the ordinary course of business;

     (5) forgiven or canceled any debts or claims, or released or waived any rights or claims, except in the ordinary course of business;

     (6) entered into any material transaction other than in the ordinary course of business;

     (7) suffered any damage or destruction to or loss of property (whether or not covered by insurance) that materially and adversely affects the condition (financial or other), properties, assets, business, operations, or prospects of the Company in the aggregate;

     (8) declared, paid, or set aside any dividends or distributions with respect to its capital stock;

     (9) incurred any material liability or obligation (whether absolute, accrued, contingent, or otherwise) except liabil-ities and obligations in the ordinary course of business (any "material" liability or obligation being defined herein as a liability or obligation $5,000 alone or collectively $ 5,000);

     (10) suffered any material adverse change in its assets, business, or financial condition other than those changes previously disclosed hereto;

     (11) terminated any key employees, increased the compensation of employees except in accordance with estab-lished practices, or contributed to any employee benefit plan;

     (12) redeemed, purchased, or otherwise acquired directly or indirectly, any capital stock of the Company;

     (13) entered into, adopted, or amended in any respect any collective bargaining agreement or adopted or amended any bonus, profit sharing, compensation, stock option, pension, retirement, deferred compensation, insur-ance, or other similar plan, agreement, trust, fund, or arrangement for the benefit of employees (whether or not legally binding);

     (14) suffered any strike or other labor trouble materially and adversely affecting the business operations or prospects of the Company other than those disclosed herein; or

     (15) suffered any loss of employees or customers that materially and adversely affects or could materially and adversely affect the Company other than those disclosed herein.

     (g) LIABILITIES. There are no claims against, or liabilities or obligations of, the Company of any nature, whether absolute, accrued, contingent, or otherwise and whether due or to become due except (i) as reflected in the unaudited balance sheet as of September 30, 1999; (ii) as described in EXHIBIT "E" attached hereto; and (iii) those arising in the ordinary course of business since September 30, 1999.

The acknowledged debts disclosed by the Sellers and set forth as EXHIBIT "F" are in the form of Shareholder loans and the Shareholders acknowledge that these loans have been or will be paid in full or will be forgiven on or before Closing.

     (h) TAX RETURNS. All final and estimated returns and reports for all Federal, state, and local income, sales, payroll, withholding, excise, personal property, franchise, and other taxes owed by the Company heretofore required to be filed have been duly and timely filed, and all taxes and assessments shown thereon as due or payable have been paid (or reserves established therefor). All such tax returns or reports materially reflect the taxes of the Company for the periods covered thereby. The Company has not waived any law or regulation fixing, or consenting to the extension of any period of time for assessment of any tax. The financial statements for the Company as of September 30, 1999 will reflect adequate reserves have been established in respect to all taxes for the interim period from September 30, 1999 to the Closing Date. The Company is not delinquent in the payment of any tax assessment or governmental charge, except those in (g) above, and there is no tax deficiency or delinquency asserted against the Company, and the Sellers do not know of any unpaid assessment, proposal for additional taxes, deficiency, or delinquency in the payment of any of the Company's taxes which could be asserted by any taxing authority. After diligent and thorough inquiry, the Sellers do not know of any violation of any Federal, state, local or foreign tax laws.

     (i) TITLE AND CONDITION. The Company has good and mar-ketable title to all of its personal properties (in-cluding those reflected on its unaudited balance sheet as at September 30, 1999, except to the extent disposed of since such date in the ordinary course of business), in each case free and clear of all pledges, liens, security interests, title imperfec-tions, encumbrances, and claims of any nature except (i) -pledges, liens, security interests, title imperfections, encumbrances, and claims described in EXHIBIT "E" attached hereto; (ii) liens for current taxes not yet due and payable or being contested in good faith by appropriate proceedings; (iii) liens imposed by law and incurred in the ordinary course of business for obligations not yet due to carriers, warehousemen, laborers, materialmen, and the like; and (iv) such imperfections of title, encumbrances, easements, and security interests that do not materially detract from the value or marketability of such properties or interfere with the use thereof by the Company. All machinery, equipment, and other assets material to the Company's business owned or leased by the Company are in good work-ing order and repair (subject to normal wear and tear), not obsolete, and conform in all material respects with all applica-ble statutes, ordinances, and other laws and all regulations promulgated thereunder.

     (j) NO DEFAULTS. To the best of the Sellers' knowledge, after diligent and thorough inquiry, there are no existing defaults, events of default, or events, occurrences, or acts that, with the giving of notice or lapse of time or both, would constitute defaults, and no penalties incurred or material amendments pending, with respect to any of the Company's obligations and the Company is in material compliance with and has performed all of its obligations thereunder.

     (k) LITIGATION, CLAIMS, ETC. To the best of the Sellers' knowledge, after diligent and thorough inquiry, there is no suit, claim, action, or litigation, or administra-tive, arbitration, or other proceeding or governmental investiga-tion or inquiry, or any change in environmental, zoning, or building laws, regulations, or ordinances, pending, threatened, or contemplated against the Company, its assets, business, or the Company's directors, employees and officers and no unasserted claims (wheth-er or not the potential claimant may be aware of the claim) or any basis for any such claims, to which the Company, its business, or its assets, employees, officers or directors are or might become subject, except as listed in EXHIBIT "E" attached hereto.

     (l) COMPLIANCE WITH OTHER INSTRUMENTS. Neither the execution or delivery of this Agreement and the other documents contemplated hereby nor the consummation of the transactions contemplated hereby will result in any breach or violation of any of the terms, conditions, or provisions or constitute a default under, any indenture, mortgage, deed of trust, note agreement, plan, contract, or other agreement or instrument to which the Company or the Shareholders are bound or to which any of the Company's proper-ty or assets are subject or result in the creation or imposi-tion of any lien, charge, or encumbrance upon any of the Company's property or assets or any of the Shares; nor will such actions result in any violation of any provision of the Company's Articles of Incorporation or Bylaws.

     (m) CONSENTS. To the Sellers' knowledge, after diligent and thorough inquiry, no authorization, consent, approval, permit, or license or filing with, any lender or lessor or any other person or entity is required to authorize, or is re-quired in connection with, the execution, delivery, and perform-ance of this Agreement on the part of the Sellers and the consummation of the transactions contemplated hereby.

     (n) COMPLIANCE WITH LAWS. To the best of the Sellers' knowledge, the Company has materially complied with and is in material compliance with, and has not received notice of any claimed violation of or default under, any applicable laws, orders, rules, requirements, and regulations promulgated by any governmental authority relating to assets or the conduct of its business.

     (o) ACCOUNTS RECEIVABLE. All accounts receivable reflected on the Company's September 30, 1999 balance sheet or arising since the date thereof either have been collected or, to the best of the Sellers' knowledge, are valid and enforceable, and to the best knowledge of Sellers are not subject to offsets or credits by account debtors.

     (p) LABOR RELATIONS. The Company is not experiencing, nor do the Shareholders know of any reason to expect, any labor troubles or strife, work stoppages, slow downs, or other material interference with or impairment of its business by labor. To the Sellers' knowledge and belief, after diligent and thorough inquiry, the Company has not committed any unfair labor practices. The Company is not experiencing, and the Sellers know of no current or contemplated, union organization efforts or negotiations, or requests for negotiations, for any representa-tion or any labor contract relating to the Company employees.

     (q) INSURANCE POLICIES. The Sellers have provided to the Purchaser a list and description of all insurance policies concerning the assets and properties and health, accident, disability and life insurance affecting all officers, directors and employees of the Company. All of these policies are in the respective principal amounts as disclosed therein. The Company has maintained and does now maintain insurance on all its assets of the type customarily insured. The insurance also covers property damage by fire and other casualty, as well as adequately protects against all normal liabilities, claims and risks against which it is customary to insure.

     (r) CONTRACTS. The Sellers have disclosed to the Purchaser all material written contracts and oral arrangements and understandings obligating the Company. For purposes of this paragraph, the term "material written contract" means: (i) one that, if in the ordinary course of business obligates anyone of the Company in an amount in the excess of $10,000.00, or if the aggregate total of all such contracts from like transactions exceed such amounts; and (ii) one that, if not in the ordinary course of business, obligates the Company in an amount in excess $1,000.00 or if the aggregate total of all such contracts from like transactions exceed such amounts. Additionally, the Sellers have given to the Purchaser a list of all persons and entities whose consents are required to be obtained under any contract with respect to the consummation of this transaction, or that should be notified to insure an easy transition. The Sellers have not received any notice that any party to any of the contracts intends to cancel or terminate any of the contracts or to exercise or not exercise any options under any of the contracts.

     (s) BANK ACCOUNTS. The Sellers have furnished to the Purchaser a true and correct list of the names and address of all banks or other financial institutions in which the Company has an account, deposit or safety deposit box. Also included are the names of all persons authorized to draw on these accounts or deposits or who has access to them and the account number of each account.

     (t) FULL DISCLOSURE. No representation, warranty or covenant made to the Purchaser in this Agreement nor any document, certificate, exhibit, or other information given or delivered to Purchaser pursuant to this Agreement contains or will contain any untrue statement of a material fact, or omits or will omit a material fact necessary to make the statements contained in this Agreement or the matter disclosed in the related documents, certificates, information or exhibits not misleading.

     (u) BROKERS. Neither the Shareholders nor the Company nor any of the Company's officers, directors, employees, have retained, consented to or authorized broker, investment banker or third party to act on the Company's behalf, directly or indirectly as a broker or a finder in connection with the transactions contemplated by this Agreement.

     (v) FORGIVENESS OF COMPANY DEBT. It is acknowledged hereto by the Shareholders that any debt owed by the Company to either Shareholder is hereby declared forgiven. It is hereby acknowledged by the Shareholders that they have forgiven a debt of $20,983.52 previously owed by the Company to the Shareholders. The Shareholders and the Company will execute any document that ESCO reasonably requests which will verify the forgiveness of the $20,983.52 debt formerly owed by the Company to the Shareholders. The Shareholders also acknowledge that the forgiveness of this debt was a bargained for part of the consideration hereunder and that ESCO relied upon this forgiveness of debt as a material fact in entering into this Agreement as additional consideration for receipt of the Merger Consideration by the Shareholders. If the Company makes any loans to the Shareholders from September 30, 1999 through the Closing Date hereof, this amount will be deducted from the purchase price and the installment payments as appropriate to offset these loans.

     10. REPRESENTATIONS AND WARRANTIES BY PURCHASER. Purchaser represents and warrants that:

     (a) ORGANIZATION. ESCO is a Delaware corporation duly organized, validly existing, and in good standing under the laws of Delaware and possesses all requisite corporate and other power and authority to enter into and consum-mate the acquisition of the Shares pursuant to this Agreement. ESCO Acq. is a Texas corporation duly organized, validly existing and in good standing under the laws of Texas and possesses all required corporate and other power and authority to enter into and consummate the merger contemplated by this Agreement.

     (b) AUTHORITY. Each of ESCO and ESCO Acq. has all necessary corporate power and authority to enter into and perform their obligations under this Agreement. The execution and delivery of this Agree-ment, the Purchaser's Guarantee and the consummation of the transac-tions contemplated by this Agreement will be, prior to the Time of Closing, duly authorized by all necessary corporate action of ESCO and ESCO Acq. and, upon execution and delivery of this Agreement and Purchaser's Guarantee and subject to approval by the Board of Directors of Purchaser, the Agreement and the Purchaser's Guarantee will represent the valid, legal and bind-ing obligations of ESCO and ESCO Acq., enforceable in accordance with their terms, except as enforcement thereof may be limited by bankruptcy, insolvency, or similar laws affecting creditors' rights generally.

     (c) INVESTMENT. Purchaser is acquiring the Shares for its own account for investment and not with a view to or, for sale in connection with any distribution thereof.

     (d) GUARANTEE. Purchaser shall guarantee the value of the ESCO shares, which Purchaser's Guarantee is set forth in Section 3.1(a)(iv) above.

     (e) COMPLIANCE. The execution of this Agreement and the Purchaser's Guarantee and the consummation of the transactions contemplated by this Agreement will not result in any breach or violation of any of the terms or provisions of, or constitute a default under, any indenture, mortgage, deed, trust, note agreement, or other agreement or instrument or of any applicable laws, orders, rules, requirements, or regulations pro-mulgated by any governmental or public body or authority to which ESCO or ESCO Acq. is a party or by which it is bound or to which its properties is subject, and will not violate or be in conflict with its Certificate of Incorporation or Bylaws.

     (f) REPORTS AND FINANCIAL STATEMENTS. Except for its third quarter 10-Q, ESCO has filed all reports required to be filed with the SEC pursuant to the Exchange Act or the Securities Act (collectively, the "ESCO SEC Reports"). Such ESCO SEC Reports, as of their respective dates, complied in all material respects with the applicable requirements of the Securities Act and the Exchange Act, as the case may be, and management is not aware to the best of its knowledge of any untrue statement of a material fact or omission to state a material fact required to be stated therein or necessary to make the statements therein, in light of the circumstances under which they were made, not misleading. The financial statements of ESCO included in the ESCO SEC Reports have been prepared in accordance with the filing requests of the SEC (except as otherwise noted therein or, in the case of unaudited statements, as permitted by Form 10-QSB of the SEC).

     (g) ABSENCE OF CERTAIN CHANGES OR EVENTS; MATERIAL AGREEMENTS. Except as set forth in the ESCO SEC Reports filed as of the date of this Agreement, since June 30, 1999, (i) ESCO has not conducted its business and operations other than in the ordinary course of business and consistent with past practices or taken any actions that, if such actions had then occurred and had been in effect, would have violated or been inconsistent with such past practices, except as disclosed on EXHIBIT "I" and to the best of its knowledge (ii) there has not been any fact, event, circumstance or change affecting or relating to ESCO which has had or is reasonably likely to have a material adverse effect on ESCO's operations.

     (h) ABSENCE OF UNDISCLOSED LIABILITIES. Except for liabilities or obligations which are accrued or reserved against in ESCO's financial statements (or reflected in the notes thereto) included in the ESCO SEC Reports filed as of the date of this Agreement or which were incurred after June 30, 1999 in the ordinary course of business and consistent with past practices, to the best of its knowledge ESCO has no liabilities or obligations (whether absolute, accrued, contingent or otherwise) of a nature that should be reflected in a consolidated balance sheet (or reflected in the notes thereto) or which could reasonably be expected to have a material adverse effect on ESCO's financial statements.

     (i) NO DEFAULT. ESCO is not in breach or violation, or in default under (and no event has occurred which with notice or the lapse of time or both would constitute such a breach, default or violation) of any term, condition or provision of (a) the ESCO's Articles of Incorporation or By-Laws, or to the best of its knowledge, (b) (i) any order, writ, decree, statute, rule or regulation of any governmental entity applicable to ESCO or any of its properties or assets or (ii) any contract to which the ESCO is a party or by which ESCO or any of its properties or assets may be bound except in the case of this clause (b), which breaches, violations or defaults, individually or in the aggregate, would not have a material adverse effect. ESCO, to the best of its knowledge, is in compliance with, all licenses, permits, variances, exemptions, orders, approvals and other authorizations of all governmental entities as are necessary in order to enable it to own its business and conduct its business as currently conducted and as currently proposed to be conducted by ESCO and to enter into the transactions contemplated hereby, the lack of which, under applicable law, rule or regulation, (a) would render legally impermissible the transactions contemplated hereby or (b) could reasonably be expected to result in the material impairment of the continued use or exercise by ESCO after the date hereof of any material right used or exercised (or reasonably expected to be used or exercised) by ESCO, in the conduct of ESCO's business as currently conducted and as currently proposed to be conducted by ESCO or (c) could reasonably be expected to have a material adverse effect.

     (j) EMPLOYEE BENEFIT PLANS; ERISA. ESCO has, as of January 1, 1999, begun a 401(k) Profit Sharing Plan & Trust administered by Merrill Lynch (the "Plan"). This Plan is a defined contribution plan and is not subject to or insured by the Pension Benefit Guaranty Corporation. A copy of the Summary Plan Description ("SPD") has been furnished to the Shareholders and all questions have been directed to and explained to their satisfaction by the Plan Administrator. ESCO has no current plan or commitment to create any additional plan or modify the existing Plan.

     (k) VOTE REQUIRED. The affirmative vote of the holders of a majority, in the aggregate, of the shares of ESCO Acq. common stock present in person or represented by proxy at the stockholders meeting of ESCO Acq. (provided that the shares so present or represented constitute a majority, in the aggregate, of the outstanding shares of ESCO Acq. common stock) is the only vote of the holders of any class or series of ESCO Acq. capital stock and the Board of Directors of ESCO necessary to approve the issuance of shares of ESCO Common Stock pursuant to the Merger. The affirmative vote of ESCO, as the sole stockholder of all outstanding shares of ESCO Acq. Common Stock, is the only vote of the holders of any class or series of ESCO Acq. capital stock necessary to approve the Merger. The Board of Directors of ESCO (at a meeting duly called and held) has unanimously (i) approved this Agreement, (ii) determined that the transactions contemplated hereby are fair to and in the best interests of ESCO and the holders of ESCO Common Stock, and (iii) determined to cause ESCO, as the sole stockholder of ESCO Acq., to approve and adopt this Agreement. The Board of Directors of ESCO Acq. (by unanimous written consent) has approved this Agreement.

     11. COVENANTS OF THE SHAREHOLDERS. The Shareholders hereby covenant and agree with Purchaser as follows:

     (a) ASSISTANCE. From and after the date hereof, the Shareholders will give Purchaser after the Closing, reasonable assistance as needed to ensure an orderly transition with customers, vendors and suppliers. Following the Closing Date, the Shareholders will tailor their activities so that Purchaser's reasonable expectations with respect to the good will, business reputation, employee relations and prospects connected with the Company purchased under this Agreement will not be materially impaired.

     (b) NON-COMPETE. The Shareholders will sign a non-competition agreement with ESCO, which agreements are attached hereto as EXHIBIT "D".

     (c) NON-SOLICITATION OF EMPLOYEES. The Shareholders shall not solicit after Closing any employee of the Purchaser or any employee of the Company to leave employment with the Company or the Purchaser.

     (d) COOPERATE IN PUBLICITY. The Shareholders shall cooperate in any written publicity regarding this transaction with the Purchaser.

     (e)     PROVIDE  TAX  CERTIFICATES.  The  Shareholders shall furnish to the
Purchaser CLEARANCE certificates from the appropriate agencies in all states where the Company is qualified to do business and any related certificates that the Purchaser may reasonably request as evidence that all sales, use (if any), and other tax liabilities of the Company (other than income tax) accruing before the Closing Date have been fully satisfied and provided for by the Company.

     (f) PROVIDE UCC Clearances. The Shareholders shall deliver to the Purchaser a Business and Commerce Code search report issued by the Secretary of State in each state where the Company owns personal property and dated as of the date not more than seven (7) days before the Closing Date. The report must indicate that there are no filings under the UCC on file with the Secretary of State that names the Company as debtor or otherwise indicates any lien on the assets and properties of the Company, except for the liens otherwise disclosed in this Agreement.

     (g) RESIST CLAIM TO BROKER'S FEE. Shareholders shall assist and cooperate with the Purchaser in resisting any claim of any broker, investment banker, or third party for any brokerage fee, finders fee, or commission against the Purchaser or the Company in connection with the transactions contemplated by this Agreement.

     (h)     GOOD  STANDING.   The  Shareholders  shall deliver to the Purchaser
prior  to  the  Closing  Date  a  good  standing  certificate  for  the Company.

     (i) WAIVER BY SHAREHOLDERS' SPOUSES. The Shareholders shall deliver to the Purchaser a waiver executed by the Shareholders' spouses regarding the waiver of their interest, whether by contract, marital interest or community interest in the sale of the Shareholders' ownership in the Company and the funds to be received by the Shareholders for the sale of the Acquired Shares contemplated herein.

     12. CONDITIONS PRECEDENT TO PURCHASER'S OBLIGATIONS. All obligations of Purchaser hereunder to purchase the Shares are subject to the fulfillment, prior to or at the Time of Closing of each of the following conditions (any one or more of which may, in the absolute discretion of Purchaser, be waived by Purchaser):

     (a) REPRESENTATIONS. The representations and warran-ties of the Shareholders and the Company contained herein shall be true and correct in all material respects at and as of the Time of Closing with the same effect as though made at and as of the Time of Closing, except for changes contemplated by this Agreement.

     (b) COVENANTS. The Sellers shall have duly performed and complied in all material respects with all agree-ments and covenants required by this Agreement to be performed or complied with by them prior to or at the Time of Closing.

     (c) NO INJUNCTIONS. No suit, action, appraisal, or other proceeding shall be pending, asserted, or threatened before any court or other governmental agency in which it is sought to, and no order shall have been entered by any court having juris-diction of the subject matter of this Agreement to, restrain or prohibit or to obtain criminal or civil penalties or damages or other relief in connection with this Agreement or the consumma-tion of the transactions contemplated hereby.

     (d) SHAREHOLDERS' AGREEMENT TO NOT COMPETE. The Shareholders shall have executed and delivered to Purchas-er a reasonable covenant not to compete attached as EXHIBIT "D".

     (e) EMPLOYMENT AGREEMENT. Purchaser shall have executed an Employment Agreement with Kevin Dahlke on the terms and conditions set forth in the form of EXHIBIT "C".

     (f) SHAREHOLDER APPROVAL. The Company shall have received an affirmative vote of a sufficient number of Acquired Shares for approval of the merger transaction contemplated hereunder as determined in the sole discretion of ESCO.

     (g) RECEIPT OF WAIVER. The Company shall have received the spousal waiver of the Shareholders' spouses concerning the sale of the Acquired Shares in a form satisfactory to ESCO and as set forth on EXHIBIT "J".

     13. CONDITIONS PRECEDENT TO THE OBLIGATION OF THE SELLERS. All obligations of the Sellers hereunder to sell the Shares and the assets of the Company to Purchaser are subject to the fulfillment, prior to or at the Time of Closing, of each of the following conditions (any one or more of which may in the discretion of the Sellers, be waived by it, them or him):

     (a) REPRESENTATIONS. The representations and warran-ties of Purchaser contained herein shall be true and correct in all material respects at and as of the Time of Closing with the same effect as though made at and as of the time of Closing, except for changes contemplated by this Agreement.

     (b) COVENANTS. Purchaser shall have performed and complied with all agreements and covenants required by this Agreement to be performed or complied with by it prior to or at the Time of Closing.

     (c) GOOD STANDING. ESCO is a Delaware corporation duly organized, validly existing, and in good standing under the laws of the jurisdiction of its organization. ESCO Acq. is a Delaware corporation duly organized, validly existing, and in good standing under the laws of the jurisdiction of its organization.

     (d) BINDING OBLIGATION. This Agreement, the Exhibits, and the other instruments contemplated by this Agreement to be exe-cuted by Purchaser have been duly authorized, executed and delivered by Purchaser and constitute valid and legally binding obligations of Purchaser enforceable in accordance with their terms, except as the enforcement thereof may be limited by bank-ruptcy, insolvency, or similar laws affecting creditors' rights generally.

     (e) AUTHORIZATION. All consents and authorizations by, and all filings with, governmental authorities relating to the transactions contemplated hereby shall have been obtained or made without the imposition of conditions or limitations reasonably- unsatisfactory to Purchaser. Those conditions or limitations which are reasonable in the industry the Company transacts business shall be considered satisfactory to Purchaser.

     (f) NO INJUNCTIONS. No suit, action, appraisal, or other proceeding shall be pending, asserted, or threatened before any court or other governmental agency in which it is sought to, and no order shall have been entered by any court having juris-diction of the subject matter of this Agreement to, restrain or prohibit or to obtain criminal or civil penalties or damages or other relief in connection with this Agreement or the consummation of the transactions contemplated hereby.

     (g) CONSENTS. The terms of any governmental or lender consents to or approvals for the transactions contemplated by this Agreement shall not contain limitations or conditions mate-rial and adverse which effect the Shareholders subject to his sale of the Shares.

     14.     INDEMNIFICATION.

     (a) SHAREHOLDERS. The Shareholders jointly and severally agree to indemnify and hold harmless Purchaser from and in respect of all claims, demands, or causes of action including claims for contribution or indemnity and all losses, liabilities, damages, costs, or expenses incurred by ESCO, including attorney fees, court costs and expenses, that result from any misrepresentation, breach of warranty, or nonfulfillment of any covenant on the part of the Shareholders under this Agreement or contained in any certificate or other instrument, if any, furnished by or on behalf of the Shareholders or the Company at the Closing. Without limiting the language contained herein, the Shareholders will also indemnify, defend and hold harmless the Purchaser and the Company from and against any losses to which the Company or the Purchaser may become subject insofar as such losses arise out of, or are based on, any tax on or measured by the net income of the Company in any period on or before the Closing Date to the extent not reserved for in the financial statements of the Company.

     (b) PURCHASER. ESCO agrees to indemnify and hold harmless the Shareholders from and in respect to all claims, demands, or causes of action including claims for contribution or indemnity and all losses, liabilities, damages, costs or expenses incurred by the Shareholders, including attorney fees, court costs and expenses, that result from any misrepresentation, breach of warranty or nonfulfillment of any covenant on the part of ESCO or ESCO Acq. under this Agreement or contained in any certificate or other instrument, if any, furnished by or on behalf of ESCO or ESCO Acq.

     (c) DEFENSE OF A CLAIM. Upon the receipt by an indem-nified party under this Section of notice of the commencement of any action, including the lodging of a complaint, whether formal or informal, judicial or administrative, such indemnifying party will, if a claim with respect thereto is to be made against any indemnified party under this Section, notify in writing the indemnifying party within ten (10) days after such receipt of the com-mencement thereof. If any such action is brought against any indemnified party, and it notifies an indemnifying party of the commencement thereof, the indemnifying party will be entitled to participate therein and, to the extent that it may wish, to assume the defense thereof, with counsel, selected by the indemnified party, and after giving notice to such indemnified party within thirty (30) days after receipt of notice of claim of its election to assume or deny the defense thereof and the assumption by the indemnifying party of the defense of the indemnified party, the indemnifying party will not be liable to such indemnified party under this Section for any legal or other expenses subsequently incurred by such indemnified party in connection with the defense thereof, other than reasona-ble costs of investigation but should remain obligated for any losses or damages. The indemnified party shall give to the indemnifying party and its representatives full access to all records, books, contracts, and other information pertaining to or made the subject of the claim, loss, damage, injury and/or liability and shall permit such party and its representatives to make copies thereof, which the indemnifying party deems reasonably related to and necessary to adequately defend such claims. Additionally, the indemnified party shall cooperate to the fullest possible extent in the preparation and giving of such truthful testimony that the indem-nifying party deems necessary to adequately defend such claims.

     (d) SETOFF. If it is determined by the Purchaser subsequent to Closing that there are liabilities, contracts, liens, encumbrances, accounts payable, or claims of any nature that were not properly reflected on the financial statements, reports, schedules or exhibits furnished to the Purchaser prior to Closing, the Purchaser, after giving notice to Shareholders of its intentions to do so and the failure of the Shareholders to indemnify ESCO as provided in
Section 13(a), may withhold such portions of the cash installments and the remaining portions of the purchase price of stock set forth hereinabove in
Section 3.1 and Section 7 when due to the Shareholders and use it as an offset to pay the amounts claimed due and owing to third parties.

     (e) LIMITS. ESCO shall not be entitled to recover or exercise any offset for any amount for indemnification claims under this Section 14 unless and until the aggregate amount which ESCO is entitled to recover in respect of such claims exceeds $5,000 (the "Deductible"), in which event the entire amount which Purchaser is entitled to recover in respect of all such claims, less the Deductible, shall be payable; provided, however, the maximum amount recoverable from Shareholders under Section 14(d) shall be the Merger Consideration and Non-Compete Consideration. Notwithstanding anything contained herein to the contrary and to expressly clarify the parties' position herein, the indemnification rights set forth in this Section 14(a) and (b) shall not be limited to the payment of the Merger Consideration and Non-Compete Consideration under the setoff rights under Section 14(d) and (e), but shall be for the full amount of any liability, claim, demand, cause of action, damages, costs or expenses, all as set forth in Section 14(a) and (b), but only to the extent the Shareholders would or could have been otherwise personally liable for such liability, claim, demands, cause of action, damages, costs or expenses under any applicable federal, state or local statute, law, regulation or otherwise, and then only to the extent the Company's, ESCO Acquisition's or ESCO's insurance policies (including all applicable deductibles) do not cover such items.

     15. EXPENSES. Purchaser and the Shareholders shall each pay their own fees and expenses incident to the preparation of this Agreement and the consummation of the transactions provided for herein.

     16. NOTIFICATION. Purchaser shall notify the Shareholders promptly after each condition set forth hereinabove has not been substantially fulfilled to its reasonable satisfaction and shall advise the Shareholders of the status of any condition for which no prior notice has been given as to fulfillment and which such nonfulfillment constitutes a breach hereto. The Purchaser shall promptly advise the Shareholders when, in its discretion, it has determined that a condition has not been substantially fulfilled and that it will not waive the condition and upon such notice the Shareholders shall have an additional thirty
(30) day period in which such time he will utilize his best efforts to cure such problem, defect or infirmity to the Purchaser's reason-able satisfaction.

     17.     MISCELLANEOUS.

     (a) TERMINATION FOR DELAY. If the Shareholders is in default in the observance or in the due and timely performance of any of his obligations hereunder, and if Purchaser is not then in default in the performance of any of its obligations hereun-der, Purchaser may at any time hereafter terminate this Agreement by giving written notice of such termination to the other party.

     If the Purchaser is default in the observance or in the timely performance of any of its obligations hereunder, and if the Shareholders are not then in default in the performance of any of their obligations hereunder, the Shareholders may at any time hereafter terminate this Agreement-. Notwithstanding anything contained herein to the contrary, either party who is in default may have a sixty (60) day period during which such time it, they or he will utilize its, their or his best efforts to cure such problem, defect or infirmity to the non-defaulting party's reasonable satisfaction.

     (b) AMENDMENT. This Agreement may be amended only by an instrument in writing executed by the party against whom enforcement of the amendment is sought.

     (c) NON-ASSIGNABILITY. Neither this Agreement nor any right created hereby shall be assignable by any party except with the written consent of the other party hereto.

     (d) NOTICES. Any notice given hereunder must be in writing and given by depositing the notice in the United States mail, addressed to the party to be notified, postage prepaid and registered or certified with return receipt requested, or by delivering the notice in person. Notice by mail shall be effec-tive on the earlier of the third business day after mailing or the date of receipt either by the party to be notified or its counsel designated below. For purposes of notice, the addresses of the parties shall be:

If  to  the  Purchaser:   ESCO  Transportation  Co.
----------------------
                          6505  Homestead
                          Houston,  Texas  77028
                          Attention: Mr. Robert Weaver, President

With  a  copy  to:        Bonnie  E.  Spencer,  Esq.
-----------------
                          Spencer  &  Associates,  P.C.
                          Pan  Jackson  Building
                          4041  Richmond  Ave.,  5th  Floor
                          Houston,  Texas  77027-6837

If to the Shareholders:   Mr. Kevin Dahlke               Mr. David Dahlke
----------------------
                          1100  Lonsdale  Boulevard      3480  Lythrum  Way
                          Northfield, Minnesota 55057    Minnetrista, MN 55364

With a copy to:           William J. O'Brien, Esq.       Clark D. Opdahl, Esq.
--------------
                          Mackall, Crounse & Moore, PLC  Henson & Efron, P.A.
                          1400  AT&T  Tower              400 Second Avenue South
                          901  Marquette  Avenue         Suite  1200
                          Minneapolis,  MN  55402        Minneapolis, MN 55401

If  to  Company:          Quantum Transportation, Inc.
---------------
                          1157 Valley Park Drive, Suite 115
                          Shakopee,  Minnesota  55379

     Any party may change its address for notice by written notice given to the other party in accordance with this Subsection.

     (e) ENTIRE AGREEMENT. This Agreement, its attachments and Exhibits constitutes the entire agreement among the parties hereto and supersedes any prior oral or written agreement among the parties with respect to the subject matter hereof.

     (f) SPECIFIC PERFORMANCE. The Company, Purchaser and the Shareholders acknowledge that a breach of this Agreement by it or him will cause irreparable harm to the other for which there may be no adequate remedy at law, and each agrees that the other shall be entitled, in addition to its other remedies at law (including actual and consequential damages) to specific perform-ance of this Agreement or any provision hereof.

     (g) GOVERNING LAW. This Agreement and the rights of the parties hereunder shall be governed, construed, and enforced in accordance with the laws of the State of Texas, in a court of competent jurisdiction in the state of the defending party's address.

     (h) CAPTIONS. The captions in the Agreement are for convenience of reference only and shall not limit or otherwise affect any of the terms or provisions hereof.

     (i) COUNTERPARTS. This Agreement may be executed in one or more counterparts, each of which shall be deemed an origi-nal, but all of which together shall constitute one and the same instrument.

     (j) SURVIVAL OF REPRESENTATIONS, WARRANTIES, AND COVENANTS. The representations, warranties, and covenants con-tained herein shall survive the Closing Date, and all statements contained in any certificate, Exhibit, or other instrument deliv-ered by or on behalf of the Company, the Shareholders or Purchaser pursuant to this Agreement, or otherwise made in writing in connection with the transactions contemplated hereby, shall be deemed to have been representations and warranties by the Shareholders, the Company, ESCO or ESCO Acq., as the case may be, and shall survive the Closing Date and any investigation made by any party hereto or on its behalf for a period of four (4) years.

     (k) SEVERABILITY. If any provision of this Agreement is held to be illegal, invalid, or unenforceable under present or future laws effective during the term hereof, such provision shall be fully severable and this Agreement shall be construed and enforced as if such illegal, invalid, or unenforceable provi-sion never comprised a part hereof; and the remaining provisions hereof shall remain in full force and effect and shall not be affected by the illegal, invalid or unenforceable provision or its severance here from. Furthermore, in lieu of such illegal, invalid or unenforceable provision, there shall be added automatically as part of this Agreement a provision mutually agreeable to both parties hereto, and as similar in terms to such illegal, invalid, or unenforceable provision as may be possible and be legal, valid and enforceable.

     (1) LEASE. The Purchaser shall lease the buildings, spaces and premises currently occupied by Company, and Shareholders shall assist in maintaining good faith relationships with the lessors.

     (m) RESIGNATION. Subsequent to the execution of this Agreement the Shareholders will immediately tender their resigna-tion as officers and directors of the Company to Purchaser.

     IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the day and year first written above.

                                               ESCO:

                                               ESCO  TRANSPORTATION  CO.
ATTEST:

----------------------------                   By:
Secretary                                          -----------------------------
                                                      Mr. Robert Weaver
                                                      Title:  President

                                               ESCO  TRANSPORTATION  ACQUISITION
                                               CORP.:
ATTEST:

----------------------------                   By:
Secretary                                          -----------------------------
                                                   Its:
                                                       -------------------------


                                               SHAREHOLDERS:


                                               ---------------------------------
                                               Kevin  Dahlke


                                               ---------------------------------
                                               David  Dahlke

                                               QUANTUM  TRANSPORTATION,  INC.
ATTEST:

----------------------------                   By:______________________________
Secretary                                             Mr.  Kevin  Dahlke
                                                      Title:  President

                                 ACKNOWLEDGMENT
                                 --------------

STATE  OF  MINNESOTA

COUNTY  OF  _______

     BEFORE ME, the undersigned Notary Public, on this day personally appeared KEVIN DAHLKE, as president of QUANTUM TRANSPORTATION, INC., known to me to be the person whose name is subscribed to the foregoing instrument and acknowledged to me that he executed the same for the purposes and consideration therein expressed.

     WITNESS my hand and official seal this ________ day of _____________, 2000.


     (Seal)                                     --------------------------------
                                                Notary  Public  in  and  for
                                                The  State  of  Minnesota


                                 ACKNOWLEDGMENT
                                 --------------

STATE  OF  TEXAS

COUNTY  OF  HARRIS

     BEFORE ME, the undersigned Notary Public, on this day personally appeared ROBERT WEAVER, as president of ESCO TRANSPORTATION CO. known to me to be the person whose name is subscribed to the foregoing instrument and acknowledged to me that he executed the same for the purposes and consideration therein expressed.

     WITNESS my hand and official seal this ________ day of _____________, 2000.



     (Seal)                                     --------------------------------
                                                Notary  Public  in  and  for
                                                The  State  of  Texas

                                 ACKNOWLEDGMENT
                                 --------------

STATE  OF  TEXAS

COUNTY  OF  HARRIS


     BEFORE ME, the undersigned Notary Public, on this day personally appeared ROBERT WEAVER, as President of ESCO TRANSPORTATION ACQUISITION CORP. known to me to be the person whose name is subscribed to the foregoing instrument and acknowledged to me that he executed the same for the purposes and consideration therein expressed.

     WITNESS my hand and official seal this ________ day of _____________, 2000.



     (Seal)                                     --------------------------------
                                                Notary  Public  in  and  for
                                                The  State  of  Texas


                                 ACKNOWLEDGMENT
                                 --------------

STATE  OF  MINNESOTA

COUNTY  OF  _________


     BEFORE ME, the undersigned Notary Public, on this day personally appeared KEVIN DAHLKE, known to me to be the person whose name is subscribed to the foregoing instrument and acknowledged to me that he executed the same for the purposes and consideration therein expressed.

     WITNESS my hand and official seal this ________ day of _____________, 2000.


     (Seal)                                     --------------------------------
                                                Notary  Public  in  and  for
                                                The  State  of  Minnesota

                                 ACKNOWLEDGMENT
                                 --------------

STATE  OF  MINNESOTA

COUNTY  OF  _________


     BEFORE ME, the undersigned Notary Public, on this day personally appeared DAVID DAHLKE, known to me to be the person whose name is subscribed to the foregoing instrument and acknowledged to me that he executed the same for the purposes and consideration therein expressed.

     WITNESS my hand and official seal this ________ day of _____________, 2000.


     (Seal)                                     --------------------------------
                                                Notary  Public  in  and  for
                                                The  State  of  Minnesota

                                    EXHIBIT A
                              List of Shareholders
                              --------------------

Name of Shareholder                 Number of Shares             Certificate No.
-------------------                 ----------------             ---------------

David  Dahlke                             500                           1

Kevin  Dahlke                             500                           2

                                    EXHIBIT B
                            Form of Escrow Agreement
                            ------------------------

                                    EXHIBIT C
                          Form of Employment Agreement
                          ----------------------------

                                    EXHIBIT D
                          Form of Non-Compete Agreement
                          -----------------------------

                                    EXHIBIT E
                                   Liabilities
                                   -----------

Potential claim of a former salaried employee, Sally Green, (employed by the California office of the Company) for allegations of overtime pay due and owing. This individual was recently terminated, and the nature and extent of her claims are unknown at this time.

                                    EXHIBIT F
                                Shareholder Loans
                                -----------------

                                      None

                                    EXHIBIT G
                    Subsidiaries and Other Business Interests
                    -----------------------------------------

51% membership interest in Pacific Coast Transportation, LLC, a Minnesota limited liability company which is inactive at this time.

                                    EXHIBIT H
                            Quantum Material Changes
                            ------------------------

                                      None

                                    EXHIBIT I
                              ESCO Material Changes
                              ---------------------

                                      None

                                    EXHIBIT J
                             Form of Spousal Waiver
                             ----------------------

                                       NL
                                  Null Lairson
                          CERTIFIED PUBLIC ACCOUNTANTS
                            PROFESSIONAL CORPORATION








Securities  and  Exchanges  Commission
Washington,  D.C.  20549

Gentlemen:

We were previously principal accountants for ESCO Transportation, Co., and we have reviewed the disclosure contained in Form 10-KSB for year ended December 31, 1998 inc1uding Item 8, regarding changes in and disagreements with accountants on accounting and financial disc1osure regarding the Registrant's certifying accountant and we agree with the statements made therein.

Very  truly  yours,



/S/  Null  Lairson,  P.C.
Null  Lairson,  P.C.
Certified  Public  Accountants




       11 Greenway Plaza, Suite 1515, Houston, TX  77046  (713) 621-1515
                                   (713) 621-1570

    Sugar Creek Center Blvd, Suite 1150, Sugar Land, TX  77478  (281) 242-8600
                                   (281) 242-7333