Form 10-Q
period 2000-03-31
ESCO TRANSPORTATION CO
filed 2000-06-05
CIK 79839

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   (Mark One)
    [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 For the fiscal quarter ended     March 31, 2000
                                               ---------------------------

                                       OR

    [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from          to
                                                  --------    ------------

                       Commission file number:     0-2882
                                               ---------------------------

                             ESCO TRANSPORTATION CO.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              DELAWARE                                  55-0257510
              --------                                  ----------
   (State or other jurisdiction of         (I.R.S. Employer Identification no.)
   incorporation or organization)

           4301 EAST PARK DRIVE
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
                                             -----     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

      Common Stock, $ .001 Par Value                  13,975,497
      ------------------------------                  ----------
                (Class)                    (Outstanding as of March 31, 2000)

The aggregate market value of the voting stock held by nonaffiliates of the Registrant on May 31, 2000 was approximately $2,795,099.

                                   TABLE OF CONTENTS



PART I                           FINANCIAL INFORMATION

Item 1.  Financial Statements                                                     Page
                                                                                ------

         Balance Sheets for the Three Months Ended March 31,
             2000 (unaudited) and for the Year Ended December 31, 1999               3
             (audited)

         Statements of Income for the Three Months Ended
             March 31, 2000 (unaudited)  and 1999 (unaudited)                        4

         Statements of Change in Stockholders' Equity (Deficit) for the Three
             Months Ended March 31, 2000 (unaudited)
                                                                                     5
         Statements of Cash Flows for the Three Months Ended
             March 31, 2000 (unaudited) and 1999 (unaudited)                         6

         Notes to the Financial Statements (unaudited)                          7 - 13

Item 2.  Management's Discussion and Analysis                                       14

PART II  OTHER INFORMATION

Item 1.  Recent Developments in Legal Proceedings                                   19

Item 2.  Changes in Securities                                                      19

Item 3.  Defaults upon Senior Securities                                            19

Item 4.  Submission of Matters to a Vote of Security Holders                        19

Item 5.  Other Information                                                          19

Item 6.  Exhibits and Reports in Form 8-K                                           19

         Signatures                                                                 20

PART 1.   FINANCIAL INFORMATION

ITEM 1.   Financial Statements

ESCO  TRANSPORTATION  CO.
Balance  Sheets


                                                                                     March 31,2000    December 31,1999
                                                                                    ---------------  ------------------
ASSETS                                                                                (Unaudited)        (Audited)
CURRENT ASSETS:
  Cash and Cash Equivalents                                                         $      103,510   $         109,929
  Accounts Receivable - Trade, Net of Allowance for
       Bad Debts of $395,000 in 2000 and  $338,000 in 1999                               7,396,771           6,172,164
  Truck Maintenance Supplies                                                               147,649             152,557
  Employee Advances and Driver Loans                                                       243,598             117,092
  Notes Receivable - Employees, Current                                                    132,019             241,830
  Notes Receivable - Stockholders                                                          314,927             217,109
  Prepaid Expenses                                                                         200,318             134,046
  Other Current Assets                                                                     127,206              26,085
                                                                                    ---------------  ------------------
            TOTAL CURRENT ASSETS                                                         8,665,998           7,170,812
                                                                                    ---------------  ------------------

PROPERTY AND EQUIPMENT
  Property and Equipment                                                                12,652,864          12,516,566
  Less Accumulated Depreciation                                                         (4,381,434)         (3,980,000)
                                                                                    ---------------  ------------------
                                                                                         8,271,430           8,536,566
                                                                                    ---------------  ------------------

OTHER ASSETS
  Intangibles, Net of Accumulated Amortization                                             527,134              82,871
  Other Assets - Non Current                                                                21,248              35,392
                                                                                    ---------------  ------------------
     Total Other Assets                                                                    548,382             118,263
                                                                                    ---------------  ------------------
TOTAL ASSETS                                                                        $   17,485,810   $      15,825,641
                                                                                    ===============  ==================
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
  Accounts Payable - Trade                                                          $      901,548   $       1,247,094
  Bank Overdrafts                                                                          812,325             436,838
  Accrued and Other Liabilities                                                          1,228,186             980,700
  Amounts Due Factor                                                                     8,337,559           6,944,085
  Current Portion of Long-Term Debt                                                      2,038,470           2,038,470
  Current Portion of Obligations under Capital Leases                                      235,603             235,603
                                                                                    ---------------  ------------------
            TOTAL CURRENT LIABILITIES                                                   13,553,691          11,882,790
Long-term Debt
  Long-Term Debt, Net of Current Portion                                                 2,673,232           3,138,735
  Obligations under Capital Leases, Net of Current Portion                                 824,186             852,633
                                                                                    ---------------  ------------------
                                                                                        17,051,109          15,874,158
                                                                                    ---------------  ------------------

Stockholders' Equity (Deficit)
  Preferred Stock, $.001 Par Value: 15,000,000 Shares Authorized: Non Issued
  Common Stock, $.001 Par Value; 20,000,000 Authorized: 14,243,017 and 14,084,017
      Issued; 13,975,497 and 13,818,997 Outstanding in 2000 and 1999                         1,719               1,560
  Additional Paid-In Capital                                                             2,142,098           1,625,765
  Retained Earnings (Deficit)                                                             (433,875)           (396,385)
                                                                                    ---------------  ------------------
                                                                                         1,709,942           1,230,940
  Less: Notes Receivable from Stockholder                                               (1,186,669)         (1,191,635)
  Less: Treasury Stock, At Cost                                                            (88,572)            (87,822)
                                                                                    ---------------  ------------------
                                                                                           434,701             (48,517)
                                                                                    ---------------  ------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                                $   17,485,810   $      15,825,641
                                                                                    ===============  ==================

PART 1.   FINANCIAL INFORMATION

ITEM 1.   Financial Statements

ESCO  TRANSPORTATION  CO.
Statements  of  Income
For  the  Three  Months  Ended  March  31,  2000  and  1999


                                                           2000          1999
                                                       ------------  ------------
                                                       (Unaudited)   (Unaudited)
REVENUE:
  Freight Revenue                                      $11,799,310   $ 7,122,841
  Oil and Gas Revenue                                        1,332         1,171
                                                       ------------  ------------
                                                        11,800,642     7,124,012
                                                       ------------  ------------

EXPENSES:
  Cost of Freight Revenue                                8,424,318     4,861,439
  Operating and Administrative Expenses                  2,616,310     1,712,600
  Depreciation and Depletion                               436,739       364,913
                                                       ------------  ------------
                                                        11,477,367     6,938,952
                                                       ------------  ------------
OPERATING INCOME                                           323,275       185,060

OTHER INCOME (EXPENSE)
  Interest Income                                           27,708         3,153
  Other Income                                               9,406         8,729
  Interest Expense                                        (395,263)     (329,695)
  Gain (Loss) on Sale of Assets                             (2,616)       (6,994)
                                                       ------------  ------------
     Total Other Income                                   (360,765)     (324,807)
                                                       ------------  ------------
NET INCOME  (LOSS) BEFORE TAXES                            (37,490)     (139,747)

  Provision for Federal Income Tax                               0             0
                                                       ------------  ------------

NET INCOME (LOSS)                                      $   (37,490)  $  (139,747)
                                                       ============  ============

Net Income (Loss) Per Share- Basic and Fully Diluted   $    (0.003)  $    (0.011)
                                                       ============  ============

                                                       ------------  ------------
Weighted Average Number of Shares Outstanding           13,944,415    13,179,391
                                                       ============  ============

PART 1.   FINANCIAL INFORMATION

ITEM 1.   Financial Statements

ESCO  TRANSPORTATION  CO.

Statement  of  Changes  in  Stockholders'  Equity  (Deficit)
For  the  Three  Months  Ended  March  31,  2000


                                                   Common Stock                             Retained          Treasury Stock
                                             -------------------------    Additional        Earnings        ------------------
                                                Shares       Amount     Paid-In Capital      (Deficit)            Shares
                                             ------------  -----------  ----------------  ----------------  ------------------
Balance - December 31,1999                     14,084,017  $     1,560  $      1,625,765  $      (396,385)           (265,020)

Shares issued in Quantum Acquisition              159,000          159           476,841                0                   0
Advances to Stockholders - Stock Purchase               0            0                 0                0                   0
Interest on Stockholder notes for Stock                 0            0            39,492                0                   0
Reductions in Shareholder Notes Receivable              0            0                 0                0                   0
Purchase Treasury Stock                                 0            0                 0                0              (2,500)
Net Income (Loss)                                       0            0                 0          (37,490)                  0
                                             ------------  -----------  ----------------  ----------------  ------------------
Balance - December 31, 1999                    14,243,017  $     1,719  $      2,142,098  $      (433,875)  $        (267,520)
                                             ============  ===========  ================  ================  ==================




                                             ---------   Notes Receivable
                                              Amount     from Stockholders     Total
                                             ---------  -------------------  ---------
Balance - December 31,1999                   $(87,822)  $       (1,191,635)  $(48,517)

Shares issued in Quantum Acquisition                0                    0    477,000
Advances to Stockholders - Stock Purchase           0              (31,250)   (31,250)
Interest on Stockholder notes for Stock             0              (10,577)    28,915
Reductions in Shareholder Notes Receivable          0               46,773     46,773
Purchase Treasury Stock                          (750)                   0       (750)
Net Income (Loss)                                   0                    0    (37,490)
                                             ---------  -------------------  ---------
Balance - December 31, 1999                  $(88,572)  $       (1,186,689)  $434,681
                                             =========  ===================  =========

PART 1.   FINANCIAL INFORMATION

ITEM 1.   Financial Statements

ESCO  TRANSPORTATION  CO.
Statements  of  Cash  Flows
For  the  Three  Months  Ended  March  31,  2000  and  1999


                                                           2000          1999
                                                       ------------  -----------
                                                       (Unaudited)   (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Cash Provided by Operating Activities              $   785,501   $ 644,711

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of Property and Equipment                      (136,295)          0
  Purchase of Quantum Transportation                       (67,874)          0
  Proceeds from Sale of Property and Equipment                   0      43,542
  Stockholder Advances                                     (93,050)   (102,981)
                                                       ------------  ----------

Net Cash Provided (Used) in Investing Activities          (297,219)    (59,439)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on Long-Term Debt                              (493,951)   (503,145)
  Purchase of Treasury Stock                                  (750)    (18,004)
                                                       ------------  ----------

Net Cash Provided (Used) in Financing Activities          (494,701)   (521,149)
                                                       ------------  ----------

Net Increase (Decrease) in Cash and Cash Equivalents        (6,419)     64,123


CASH AND CASH EQUIVALENTS, AT BEGINNING OF YEAR            109,929      25,833
                                                       ------------  ----------

CASH AND CASH EQUIVALENTS, AT END OF PERIOD            $   103,510   $  89,956
                                                       ============  ==========

Non - Cash Transactions:
  Stock Issued to Acquire Quantum Transportation       $   477,000   $       0
  Stock Issued to Acquire Business                               0      40,000
  Stock Issued Under Management Incentive Agreement              0     570,001
  Stock Issued  to Employees                                     0      50,600
                                                       ------------  ----------
      Total Non-Cash Transactions                      $   477,000   $ 660,601
                                                       ============  ==========

ESCO  TRANSPORTATION  CO.
Notes  to  the  Financial  Statements
March  31,  2000  (Unaudited)


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

ESCO Transportation maintains two divisions with distinct transportation services offered by each. The Company's Intermodal division primarily hauls container and piggyback shipments between shipping locations, railroads, and ports plus it operates a container yard in Memphis, Tennessee. This division operates out of facilities in Houston, Texas; Ontario, California; Memphis, Tennessee; Dallas, Texas; Minneapolis, Minnesota; and Stockton, California. The Company also maintains an Over-The-Road division that performs long haul services for numerous customers within the United States. The main office for this division is located in Springdale, Arkansas and has an expansion office in Selma, Alabama which opened in May 2000. The Company's corporate office is located in Houston, Texas.

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

ESCO  TRANSPORTATION  CO.
Notes  to  the  Financial  Statements
March  31,  2000  (Unaudited)


Note  3  -  Summary  of  Significant  Accounting  Policies  (Continued)
-----------------------------------------------------------------------

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

F.   Oil  and  Gas  Properties

     The Company accounts for its oil and gas exploration and development activities using the successful efforts method. Under this method of accounting, exploratory drilling costs which result in the discovery of proved reserves are capitalized. All other exploratory costs, including geological and geophysical costs, are expensed when incurred. Development costs, including development of dry holes, are capitalized when incurred. The Company incurred no exploration and development costs during the three months ended March 31, 2000.

     Depletion of capitalized costs on producing properties is computed on a property-by-property basis utilizing the unit-of-production method. Depletion expense was $1,496 and $1,494 for the three months ended March 31, 2000 and 1999 respectively. The Company's total capitalized costs as of March 31, 2000 and 1999 were $21,248 and $27,224 respectively.

     Lease   acquisition   costs  are  capitalized   when  incurred.   Leasehold
     improvements are recognized through a charge to operations if the lease expires or management decides to abandon the Company's interest.

ESCO  TRANSPORTATION  CO.
Notes  to  the  Financial  Statements
March  31,  2000  (Unaudited)


Note  3  -  Summary  of  Significant  Accounting  Policies  (Continued)
-----------------------------------------------------------------------

F.   Oil  and  Gas  Properties  (Continued)

     When assets are retired, abandoned or otherwise disposed of, the related costs and accumulated depreciation are removed from the accounts, and gain or loss is included in income.

G.   Income  Taxes

     The Company uses the liability method of accounting for income taxes under which deferred tax assets and liabilities are recognized for deductible temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis.
     Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. For the three months ended March 31, 2000, net operating loss benefits were offset by a valuation allowance.

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

J.   Fair  Value  of  Financial  Instruments

     The Company has a number of financial instruments, none of which are held for trading purposes. The Company estimates that the fair value of all financial instruments at March 31, 2000 does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgement is necessarily required in interpreting market data to develop the estimates of fair value, and, accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in the current market exchange.

ESCO  TRANSPORTATION  CO.
Notes  to  the  Financial  Statements
March  31,  2000  (Unaudited)

Note  3  -  Summary  of  Significant  Accounting  Policies  (Continued)
-----------------------------------------------------------------------

J.   Fair  Value  of  Financial  Instruments  (Continued)
     ----------------------------------------------------

     At March 31, 2000, the Company had $1,501,595 in notes receivable from stockholders. Management believes the fair value of the notes receivable from the stockholders is less than its carrying value; however, the fair value is not estimable.

Note  4  -  Property  and  Equipment
------------------------------------

Property  and  equipment  consists  of  the  following:

Description                           3/31/00       12/31/99
----------------------------------  ------------  ------------
Land                                $   175,975   $   175,975
Buildings and Improvements               13,554        13,554
Office Equipment                        632,703       571,061
Communications Equipment                186,195       183,584
Furniture and Fixtures                   46,216        32,699
Leasehold Improvements                   44,690             0
Trucks, Tractors, and Trailers        9,841,305     9,827,467
Property Held Under Capital Leases    1,476,881     1,476,881
Yard Equipment                          235,345       235,345
                                    ------------  ------------
                                     12,652,864    12,516,566
Less Accumulated Depreciation        (4,381,434)   (3,980,000)
                                    ------------  ------------
                                    $ 8,271,430   $ 8,536,566
                                    ============  ============


Note  5  -  Long-Term  Debt  and  Loans
---------------------------------------

The Company has loans from various banks and finance companies for the purchase of transportation equipment including trucks and trailers, communication equipment, leasehold improvements, and portable buildings. The Company's long-term debt was issued to purchase property and equipment. The following is a summary of the loan balances outstanding at March 31, 2000 and December 31, 1999.

                                                                          March 31, 2000    December 31, 1999
                                                                         ----------------  -------------------
Notes payable to various banks and finance companies; payable in         $     4,711,702   $        5,177,205
monthly installments totaling $202,312 including principal and interest; bearing interest at rates ranging from 9.5% to 11.5%; secured by transportation equipment purchased in conjunction with the financing; guaranteed by a major stockholder.  The notes mature at varying dates from 2001 through 2004 and also a mortgage note payable to a partnership; bearing interest at 8%; payable in monthly installments of $1,722 including principal and interest; secured by real estate; guaranteed by a major stockholder.  The note matures in
2002.
                                                                         ----------------  -------------------
Less:  Current Maturities                                                     (2,038,470)          (2,038,470)
                                                                         ----------------  -------------------
Long Term Debt, Net of Current                                           $     2,673,232   $        3,138,735
                                                                         ================  ===================

ESCO  TRANSPORTATION  CO.
Notes  to  the  Financial  Statements
March  31,  2000  (Unaudited)


Note  6  -  Obligations  Under  Capital  Leases
-----------------------------------------------

The Company is lessee of trailers and communication equipment which are held under capital leases expiring in various years. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. Assets are amortized (or depreciated) over the longer of the lease terms or their estimated productive lives. Amortization (or depreciation) of assets under capital leases is included in depreciation expense for 2000 and 1999. Following is a summary of property held under capital leases.

                                                3/31/00          12/31/99
                                             ------------     -------------
       Transportation Equipment/Trailers     $  1,347,697     $   1,347,697
       Communications Equipment                    75,250            75,250
       Office Equipment                            53,934            53,934
                                             ------------     -------------
                                             $  1,476,881     $   1,476,881
                                             ============     =============

Interest rates on capitalized leases vary from 8.7% to 12.2% and are imputed based upon the lower of the Company's incremental borrowing rate at the inception of the lease or the lessor's implicit rate of return.

Note  7  -  Amounts  Due  to  Factor
------------------------------------

Pursuant to a factoring agreement, the Company factors all of its accounts receivable under an agreement with Compass Bank doing business as Commercial Billing Service. Interest is paid on the total outstanding balance at a rate of 12.5% per annum.

As of April 20, 2000, the Company renegotiated its agreement with the factoring company (see Note P in the year-end audited financial statements for a description of the revised agreement with the factoring company.) The revised agreement is also accounted for as a secured borrowing rather than a sale of receivables.

ESCO  TRANSPORTATION  CO.
Notes  to  the  Financial  Statements
March  31,  2000  (Unaudited)


Note  8  -  Segment  Information
--------------------------------

The Company's operations are divided into three segments by type of operations which are intermodal operations, over-the-road operations, and storage operations. Intermodal operations consist of short-haul, drayage shipments primarily from railroad ramps to customer docks and is operated out of various company locations. Over-the-road operations represent long haul, door-to-door deliveries for customers. Storage operations represent the Company's container yard operated in Memphis, Tennessee. The following table presents 2000 segment information:

                             Three Months Ended March 31, 2000
               -------------------------------------------------
                                        Depreciation
                             Cost of         and       Interest
                  Sales       Sales     Amortization    Expense
               -----------  ----------  -------------  ---------
Intermodal     $ 7,753,192  $5,694,155  $      36,683  $ 250,236
Over-the-Road    3,679,758   2,730,163        373,439    145,027
Storage            366,360           0         26,617          0
Other                1,337           0              0          0
               -----------  ----------  -------------  ---------
               $11,800,647  $8,424,318  $     436,739  $ 395,263
               ===========  ==========  =============  =========


                             Three Months Ended March 31, 2000
               ----------------------------------------------------
                                       Additions to
                Earnings   Long-Term    Long-Lived
                 (Loss)      Assets       Assets      Total Assets
               ----------  ----------  -------------  -------------
Intermodal     $  15,351   $  792,360  $      85,625  $   7,470,273
Over-the-Road   (260,145)   7,321,108         50,073      9,482,575
Storage          205,972      157,962              0        532,962
Other              1,332            0              0              0
               ----------  ----------  -------------  -------------
               $ (37,490)  $8,271,430  $     135,698  $  17,485,810
               ==========  ==========  =============  =============


                             Three Months Ended March 31, 1999
                -----------------------------------------------
                                       Depreciation
                            Cost of         and       Interest
                 Sales       Sales     Amortization    Expense
               ----------  ----------  -------------  ---------
Intermodal     $4,261,419  $3,094,907  $      49,779  $ 175,878
Over-the-Road   2,730,992   1,766,532        308,852    153,817
Storage           130,430           0          6,282          0
Other               1,171           0              0          0
               ----------  ----------  -------------  ---------
               $7,124,012  $4,861,439  $     364,913  $ 329,695
               ==========  ==========  =============  =========

ESCO  TRANSPORTATION  CO.
Notes  to  the  Financial  Statements
March  31,  2000  (Unaudited)


Note  8  -  Segment  Information  (Continued)
---------------------------------------------

                             Three Months Ended March 31, 1999
               ---------------------------------------------------
                                      Additions to
                Earnings   Long-Term   Long-Lived
                 (Loss)     Assets       Assets      Total Assets
               ----------  ---------  -------------  -------------
Intermodal     $ (24,163)    952,348  $     107,111  $   4,865,555
Over-the-Road   (143,988)  6,537,671         11,886      7,980,771
Storage           27,233     272,684              0        403,113
Other              1,171           0              0              0
               ----------  ---------  -------------  -------------
               $(139,747)  7,762,703  $     118,997  $  13,249,439
               ==========  =========  =============  =============


The segmented information is prepared under generally accepted accounting principles. The amounts also incorporate the allocation of overhead costs based on the number of loads on the various segments operated within the Company.

For the period ended March 31, 2000, all of the Company's operations are conducted within the United States.

ITEM  2.    Management's  Discussion,  Analysis,  and  Plan  of  Operation


OVERVIEW
--------

The quarter ended March 31, 2000 was a progressive quarter for the Company. The Company accomplished several milestones that management had been executing for several months. In this quarter, management closed on the transaction to acquire Quantum Transportation Company which expanded its operations to Minneapolis, Minnesota and Ripon, California. During this quarter, management also completed its 2000 five-year business plan and began implementing this plan through the execution of its Year 2000 budget. As in the past, the budget for 2000 has been based upon individual terminal responsibility and each terminal manager is in charge of their cost center with incentives for accomplishing the goals for the year.

The Company finished the first quarter with a loss of $(37,490). This loss was attributed to operations in the Company's over-the-road Springdale division and management is further evaluating how to isolate and correct the issues attributed to the loss. Management is evaluating the cost benefit of separating this division into a separate subsidiary and poising it for sale or restructuring. The other divisions and/or segments of the Company were profitable or operated within budget constraints and management anticipates a profitable operation during 2000 in accordance with its budgeted plan.

In addition to the first quarter of 2000, management for ESCO entered into a management agreement with Kiser, Inc. (Kiser), a Mississippi corporation located in Gulf Port, Mississippi and several related entities to manage Kiser and its related companies for a limited period of time, the sole purpose of which is to evaluate the feasibility of acquiring and completing an agreement and plan of merger between Kiser and ESCO. Under this agreement, the Company assumed responsibilities of various day to day operations but assumed no responsibilities for liability of other obligations of Kiser and the related companies. (Also see comments regarding this contract in "Subsequent Events.")

During the first quarter of 2000, management is also actively pursuing potential investors to re-capitalize the Company. Management is seeking $5,000,000 in additional equity and/or subordinated debt to help improve the working capital ratio and debt-to-equity ratio.

OPERATIONS
----------

As stated above, the Company operated at a loss of $(37,490) for the first quarter which, although is below budget, is a substantial improvement over the 1999 operations. Freight revenue exceeded budget by $927,000 or 8% and reflects a 66% increase over the 1999 revenue. A substantial part of the increase relates to revenues generated from the new Minneapolis, Minnesota and Ripon, California offices acquired through Quantum plus the operation of the Company's Fort Smith location which operated for a full quarter during the three months ended March 31, 2000. Throughout the Company's operation, revenue has shown strong growth through increased business in all regions.

ITEM  2.    Management's Discussion, Analysis, and Plan of Operation (Continued)

-----------------------

The Company's cash flow during the first quarter continued to be limited and 100% of the Company's receivables were factored through Commercial Billing
Services and Compass Bank. During the first quarter of 2000, the Company renegotiated its factoring agreement with the bank as stated in our annual audit report. Subsequent to issuance of the report, management and the bank have agreed to cap the line to $9,800,000 and the Company has been able to operate within the limits of the line of credit provided by the bank.

The Company's operating profits increased from $185,000 in 1999 to $323,000 in 2000 for a 75% increase in profits before interest expense. Interest expense increased by approximately 20% over the same period in 1999 primarily due to increase in the factoring line and the reduction of long-term debt at lower interest rates. Operating and administrative expenses increased by 53% from 1999 primarily attributable to the new location added during the first quarter. However, as a percentage of revenue, operating and administrative costs decreased from 24% to 22% for the same period in 1999.

During the first quarter, collections have continued to be a high priority and management has implemented revised collection procedures to decentralize collections from the corporate office to individual terminal offices. Management anticipates this will facilitate collections and location of paperwork and support needed by customers and expects this to improve collections and reduce the total outstanding balance due to the factoring company which will help reduce interest costs.


YEAR  2000  ISSUE
-----------------

The Year 2000 issue is the result of date coding within computer programs that were written using just two digits rather than four digits to define the applicable year. If not corrected, these date codes could cause computers to fail to calculate dates beyond 2000 and as a result, computer applications could fail or create erroneous results by or at the Year 2000.

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

ITEM  2.    Management's Discussion, Analysis, and Plan of Operation (Continued)

------------------------------

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

The Company is utilizing and will continue to utilize both internal and external resources to reprogram or replace its computer systems such that the systems can be expected to be Year 2000 compliant in advance of respective critical dates. During the three months ended March 31, 2000, the Company capitalized $29,310 with respect to new software purchases and installations which are Year 2000 compliant. The total estimated remaining cost of modification of existing software and new Year 2000 compliant systems is $300,000 which includes costs attributable to the planned purchase and implementation of a new accounting and dispatch system. The cost of this new software is being capitalized. The level of expense anticipated in connection with Year 2000 issues is not expected to have a material effect on the Company's result of operations. The costs of the Company's Year 2000 compliance efforts are expected to be funded out of both operating cash flow and outside financing.

During the quarter ended March 31, 2000, the Company continued to implement its Year 2000 plan. The progress made was in accordance with the plan, including progress on the new system which is expected to go online on or before December 2000. There was no new information which came to management's attention that would indicate that the plan should be altered significantly or that the plan would not be successful in the time frame prescribed by the plan.

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

ITEM  2.    Management's Discussion, Analysis, and Plan of Operation (Continued)


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

CORPORATE  FILINGS
------------------

The Company filed an amendment to its Articles of Incorporation in January 2000 to clarify the authorized capital stock in the Articles; 20,000,000 shares of common and 15,000,000 of preferred.

SUBSEQUENT  EVENTS
------------------

Subsequent to March 31, 2000, the Company entered into an informal management agreement with Fisher Trucking (Fisher) in Selma, Alabama, for the Company to assist Fisher in managing its operations with the intent of acquisition during 2000. Management anticipates signing a letter of intent during the second quarter if the due diligence is positive and will proceed to complete the transaction.

As stated in the overview, the Company entered into a management agreement with Kiser, Inc. and related entities for the purpose of managing Kiser with the intent of evaluating the feasibility of acquiring Kiser in an agreement and plan of merger transaction. Management determined the acquisition was not practical for the Company at this time and, on May 23, 2000, terminated the Kiser management agreement.

ITEM  2.    MANAGEMENT'S DISCUSSION, ANALYSIS, AND PLAN OF OPERATION (CONTINUED)


RELATED  PARTY  TRANSACTIONS
----------------------------

During the first quarter of 2000, key management personnel completed the terms of their employment and/or management contracts providing for the vesting of interest in certain ESCO shares previously issued to the personnel in accordance with the employment agreements or contracts. This transaction was recorded as a reduction in the notes receivable from these shareholders totaling $46,774.

PART  II.    OTHER  INFORMATION

ITEM  1.     Recent  Developments  in  Legal  Proceedings

The Company's three litigation matters were previously referenced in the Form 10-KSB dated December 31, 1999 and its statements are incorporated herein by reference.

Subsequent to the issuance of the 10-KSB, ESCO Transportation and ESCO Acquisition Corporation were involved in the following litigation:

Case No. A2401-200185; First Continental Leasing, a Division of BancorpSouth vs. Kiser, Inc., ESCO Transportation Co. and ESCO Transportation Acquisition Corp.; In the Circuit Court of Harrison County, Mississippi, First Judicial District.

     First Continental Leasing is suing Kiser, Inc., ESCO Transportation Co., and ESCO Acquisition Corporation as a result of the management agreement signed in March 2000. Management does not anticipate any liability related to this litigation and expects a summary disposition on this case.

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

ITEM  5.     Other  Information  -  NONE

ITEM  6.     Exhibits  and  Reports  of  Form  8-K  -  NONE

                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:


--------------------------------                    ----------------------------
Edwis  L.  Selph,  Sr.                              Date
Chairman  of  the  Board

--------------------------------                    ----------------------------
Robert  Weaver                                      Date
President

--------------------------------                    ----------------------------
Robert  F.  Darilek,  CPA                           Date
Chief  Financial  Officer


--------------------------------                    ----------------------------
Becky  Clamp,  CPA                                  Date
Controller