Form 10-Q/A
period 2000-03-31
ESCO TRANSPORTATION CO
filed 2000-07-19
CIK 79839

FORM 10-Q/A


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   (Mark One)
    [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 For the fiscal quarter ended     March 31, 2000
                                               ---------------------------------

                                       OR

    [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from             to
                                                  -----------    ---------------

                       Commission file number:              0-2882
                                               ---------------------------------

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

                     Common Stock $ .001 par value per share
                     ---------------------------------------
                                 Title of class
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements  for  the  past  90  days.  Yes  X   No      .
                                            -----    -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

     Common Stock, $ .001 Par Value                  12,550,497
     ------------------------------                  ----------
                (Class)                   (Outstanding as of March 31, 2000)

The aggregate market value of the voting stock held by nonaffiliates of the Registrant on July 13, 2000 was approximately $1,631,564.

                                TABLE OF CONTENTS

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements                                                    Page
                                                                                 ----

         Balance Sheets for the Three Months Ended March 31,
             2000 (unaudited) and for the Year Ended December 31, 1999               3

         Statements of Income for the Three Months Ended
             March 31, 2000 (unaudited)  and 1999 (unaudited)                        4

         Statements of Change in Stockholders' Equity (Deficit) for the Three
             Months Ended March 31, 2000 (unaudited)                                 5

         Statements of Cash Flows for the Three Months Ended
             March 31, 2000 (unaudited) and 1999 (unaudited)                         6

         Notes to the Financial Statements (unaudited)                          7 - 16

Item 2.  Management's Discussion and Analysis                                       17

PART II  OTHER INFORMATION

Item 1.  Recent Developments in Legal Proceedings                                   22

Item 2.  Changes in Securities                                                      22

Item 3.  Defaults upon Senior Securities                                            22

Item 4.  Submission of Matters to a Vote of Security Holders                        22

Item 5.  Other Information                                                          22

Item 6.  Exhibits and Reports in Form 8-K                                           22

         Signatures                                                                 23

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

ESCO  TRANSPORTATION  CO.
Balance  Sheets

                                                                                     March 31,2000    December 31,1999
                                                                                    ---------------  ------------------
ASSETS                                                                                (Unaudited)        (Audited)
CURRENT ASSETS:
  Cash and Cash Equivalents                                                         $      103,510   $         109,929
  Accounts Receivable - Trade, Net of Allowance for
       Bad Debts of $395,000 in 2000 and  $338,000 in 1999                               7,396,771           6,172,164
  Truck Maintenance Supplies                                                               147,649             152,557
  Employee Advances and Driver Loans                                                       243,598             117,092
  Notes Receivable - Employees, Current                                                    132,019             241,830
  Notes Receivable - Stockholders                                                          285,993             217,109
  Prepaid Expenses                                                                         200,318             134,046
  Other Current Assets                                                                     127,206              26,085
                                                                                    ---------------  ------------------
            TOTAL CURRENT ASSETS                                                         8,637,064           7,170,812
                                                                                    ---------------  ------------------

PROPERTY AND EQUIPMENT
  Property and Equipment                                                                12,652,864          12,516,566
  Less Accumulated Depreciation                                                         (4,381,434)         (3,980,000)
                                                                                    ---------------  ------------------
                                                                                         8,271,430           8,536,566
                                                                                    ---------------  ------------------

OTHER ASSETS
  Intangibles, Net of Accumulated Amortization                                             501,907              82,871
  Other Assets - Non Current                                                                21,248              35,392
                                                                                    ---------------  ------------------
     Total Other Assets                                                                    523,155             118,263
                                                                                    ---------------  ------------------
TOTAL ASSETS                                                                        $   17,431,649   $      15,825,641
                                                                                    ===============  ==================
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
  Accounts Payable - Trade                                                          $      901,548   $       1,247,094
  Bank Overdrafts                                                                          812,325             436,838
  Accrued and Other Liabilities                                                          1,228,186             980,700
  Amounts Due Factor                                                                     8,337,559           6,944,085
  Current Portion of Long-Term Debt                                                      2,038,470           2,038,470
  Current Portion of Obligations under Capital Leases                                      235,603             235,603
                                                                                    ---------------  ------------------
            TOTAL CURRENT LIABILITIES                                                   13,553,691          11,882,790
Long-term Debt
  Long-Term Debt, Net of Current Portion                                                 2,673,232           3,138,735
  Obligations under Capital Leases, Net of Current Portion                                 824,186             852,633
                                                                                    ---------------  ------------------
                                                                                        17,051,109          15,874,158
                                                                                    ---------------  ------------------

Stockholders' Equity (Deficit)
  Preferred Stock, $.001 Par Value: 15,000,000 Shares Authorized: None Issued
  Common Stock, $.001 Par Value; 20,000,000 Authorized: 12,818,017 and 14,084,017
      Issued; 12,550,497 and 13,818,997 Outstanding in 2000 and 1999                         1,576               1,560
  Additional Paid-In Capital                                                             1,499,499           1,625,765
  Retained Earnings (Deficit)                                                             (412,386)           (396,385)
                                                                                    ---------------  ------------------
                                                                                         1,088,689           1,230,940
  Less: Notes Receivable from Stockholder                                                 (619,577)         (1,191,635)
  Less: Treasury Stock, At Cost                                                            (88,572)            (87,822)
                                                                                    ---------------  ------------------
                                                                                           380,540             (48,517)
                                                                                    ---------------  ------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                                $   17,431,649   $      15,825,641
                                                                                    ===============  ==================

               See Notes to Unaudited Condensed Financial Statements.

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

ESCO  TRANSPORTATION  CO.
Statements  of  Income
For  the  Three  Months  Ended  March  31,  2000  and  1999

                                                           2000          1999
                                                       ------------  ------------
                                                       (Unaudited)   (Unaudited)
REVENUE:
  Freight Revenue                                      $11,799,310   $ 7,122,841
  Oil and Gas Revenue                                        1,332         1,171
                                                       ------------  ------------
                                                        11,800,642     7,124,012
                                                       ------------  ------------

EXPENSES:
  Cost of Freight Revenue                                8,424,318     4,861,439
  Operating and Administrative Expenses                  2,569,595     1,712,600
  Depreciation and Depletion                               461,965       364,913
                                                       ------------  ------------
                                                        11,455,878     6,938,952
                                                       ------------  ------------
OPERATING INCOME                                           344,764       185,060

OTHER INCOME (EXPENSE)
  Interest Income                                           27,708         3,153
  Other Income                                               9,406         8,729
  Interest Expense                                        (395,263)     (329,695)
  Gain (Loss) on Sale of Assets                             (2,616)       (6,994)
                                                       ------------  ------------
     Total Other Income                                   (360,765)     (324,807)
                                                       ------------  ------------
NET INCOME  (LOSS) BEFORE TAXES                            (16,001)     (139,747)

  Provision for Federal Income Tax                               0             0
                                                       ------------  ------------

NET INCOME (LOSS)                                      $   (16,001)  $  (139,747)
                                                       ============  ============

Net Income (Loss) Per Share- Basic and Fully Diluted   $    (0.001)  $    (0.011)
                                                       ============  ============
                                                       ------------  ------------
Weighted Average Number of Shares Outstanding           13,944,415    13,179,391
                                                       ============  ============

               See Notes to Unaudited Condensed Financial Statements.

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

ESCO  TRANSPORTATION  CO.

Statement  of  Changes  in  Stockholders'  Equity  (Deficit)
For  the  Three  Months  Ended  March  31,  2000  (Unaudited)

                                                Common Stock                          Retained        Treasury Stock
                                            ---------------------     Additional      Earnings    ---------------------
                                              Shares      Amount    Paid-In Capital   (Deficit)     Shares     Amount
                                            -----------  --------  -----------------  ----------  ----------  ---------
Balance - December 31,1999                  14,084,017   $ 1,560   $      1,625,765   $(396,385)   (265,020)  $(87,822)

Shares issued in Quantum Acquisition           159,000       159            476,841           0           0          0
Management Incentive Shares Returned        (1,425,000)     (143)          (569,857)          0           0          0
Shareholder Notes Receivable Interest                0         0            (33,250)          0           0          0
Advances to Stockholders - Stock Purchase            0         0                  0           0           0          0
Purchase Treasury Stock                              0         0                  0           0      (2,500)      (750)
Net Income (Loss)                                    0         0                  0     (16,001)          0          0
                                            -----------  --------  -----------------  ----------  ----------  ---------
Balance - March 31, 2000                    12,818,017   $ 1,576   $      1,499,499   $(412,386)  $(267,520)  $(88,572)
                                            ===========  ========  =================  ==========  ==========  =========


                                             Notes  Receivable
                                             from Stockholders     Total
                                            -------------------  ---------
Balance - December 31,1999                  $       (1,191,635)  $(48,517)

Shares issued in Quantum Acquisition                         0    477,000
Management Incentive Shares Returned                   570,000          0
Shareholder Notes Receivable Interest                   33,250          0
Advances to Stockholders - Stock Purchase              (31,192)   (31,192)
Purchase Treasury Stock                                      0       (750)
Net Income (Loss)                                            0    (16,001)
                                            -------------------  ---------
Balance - March 31, 2000                    $         (619,577)  $380,540
                                            ===================  =========

               See Notes to Unaudited Condensed Financial Statements.

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

ESCO  TRANSPORTATION  CO.
Statements  of  Cash  Flows
For  the  Three  Months  Ended  March  31,  2000  and  1999

                                                           2000         1999
                                                       ------------  ----------
                                                       (Unaudited)   (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Cash Provided by Operating Activities              $   785,501   $ 644,711

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of Property and Equipment                      (136,295)          0
  Purchase of Quantum Transportation                       (67,874)          0
  Proceeds from Sale of Property and Equipment                   0      43,542
  Stockholder Advances                                     (93,050)   (102,981)
                                                       ------------  ----------

Net Cash Provided (Used) in Investing Activities          (297,219)    (59,439)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on Long-Term Debt                              (493,951)   (503,145)
  Purchase of Treasury Stock                                  (750)    (18,004)
                                                       ------------  ----------
Net Cash Provided (Used) in Financing Activities          (494,701)   (521,149)
                                                       ------------  ----------

Net Increase (Decrease) in Cash and Cash Equivalents        (6,419)     64,123


CASH AND CASH EQUIVALENTS, AT BEGINNING OF YEAR            109,929      25,833
                                                       ------------  ----------

CASH AND CASH EQUIVALENTS, AT END OF PERIOD            $   103,510   $  89,956
                                                       ============  ==========

Non - Cash Transactions:
  Stock Issued to Acquire Quantum Transportation       $   477,000   $       0
  Stock Issued to Acquire Business                     $         0   $  40,000
  Stock Issued Under Management Incentive Agreement    $  (570,001)  $ 570,001
  Stock Issued  to Employees                           $         0   $  50,600

               See Notes to Unaudited Condensed Financial Statements.

ESCO  TRANSPORTATION  CO.
Notes  to  the  Unaudited  Condensed  Financial  Statements
March  31,  2000  (Unaudited)


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
------------------------

The Company was incorporated under the name of Power Oil Company in 1916 in West Virginia. In 1992, the Company was reincorporated as a Delaware corporation. The Company changed its name from "Power Oil Company to "ESCO Transportation Co." in 1994. In January 2000, the Company incorporated ESCO Acquisition Corp. to facilitate in the acquisition of newly acquired corporations. In January of 2000, ESCO acquired Quantum Transportation Company through ESCO Acquisition Corp. and immediately subsequent to acquisition, has transferred all assets and liabilities of Quantum to ESCO Transportation Company. Accordingly, the accompanying financial statements include the activity of Quantum Transportation subsequent to the date of acquisition.

ESCO Transportation maintains two divisions representing three business segments with distinct transportation services offered by each. The Company's Intermodal division primarily hauls container and piggyback shipments between shipping locations, railroads, and ports (the intermodal segment) plus it operates a container yard in Memphis, Tennessee (the storage segment). This division operates out of facilities in Houston, Texas; Ontario, California; Memphis, Tennessee; Dallas, Texas; Minneapolis, Minnesota; and Stockton, California. The Company also maintains an Over-The-Road/segment division that performs long haul services for numerous customers within the United States. The main office for this division is located in Springdale, Arkansas and has an expansion office in Selma, Alabama which opened in May 2000. The Company's corporate office is located in Houston, Texas.

Note  3  -  Summary  of  Significant  Accounting  Policies
----------------------------------------------------------

A.   Basis of Accounting
     -------------------

     Income and expenses are recorded on the accrual method of accounting for financial and federal income tax reporting purposes.

ESCO  TRANSPORTATION  CO.
Notes  to  the  Unaudited  Condensed  Financial  Statements
March  31,  2000  (Unaudited)


Note  3  -  Summary  of  Significant  Accounting  Policies  (Continued)
-----------------------------------------------------------------------

B.   Use of Estimates
     ----------------

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ from these estimates. Management believes that the estimates are reasonable.

C.   Revenue Recognition
     -------------------

     Revenue  and  direct  costs  are recognized when the shipment is completed.

D.   Cash and Cash Equivalents
     -------------------------

     For purposes of the statements of cash flows, the Company considers all cash on hand, cash in bank (demand deposits), savings accounts, cash held in brokerage accounts and highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.

E.   Property and Equipment
     ----------------------

     Property and equipment are carried at cost. Depreciation for financial reporting purposes has been computed on the straight-line method over the estimated useful lives of the assets which range from three to twenty years.

     Accelerated   methods  of   depreciation   are  used  for   computation  of
     depreciation expense for income tax reporting purposes.

F.   Oil and Gas Properties
     ----------------------

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

ESCO  TRANSPORTATION  CO.
Notes  to  the  Unaudited  Condensed  Financial  Statements
March  31,  2000  (Unaudited)


Note  3  -  Summary  of  Significant  Accounting  Policies  (Continued)
-----------------------------------------------------------------------

F.   Oil  and  Gas  Properties  (Continued)
     --------------------------------------

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

G.   Income  Taxes
     -------------

     The Company uses the liability method of accounting for income taxes under which deferred tax assets and liabilities are recognized for deductible temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis.
     Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. For the three months ended March 31, 2000, net operating loss benefits were offset by a valuation allowance. The valuation allowance did not change materially from the balance at December 31, 1999.

H.   Net  Income  Per  Share
     -----------------------

     Net income per common share is based on the weighted average number of shares outstanding during the year. The Company declared a one-for-four reverse stock split in 1994. The Company declared a one-for-ten forward stock split in 1996. All share and per share amounts have been adjusted to reflect the stock splits.

ESCO  TRANSPORTATION  CO.
Notes  to  the  Unaudited  Condensed  Financial  Statements
March  31,  2000  (Unaudited)


Note  3  -  Summary  of  Significant  Accounting  Policies  (Continued)
-----------------------------------------------------------------------

H.   Net  Income  Per  Share  (Continued)
     ------------------------------------

     The Company acquired Quantum Transportation during the quarter ended March 31, 2000 as disclosed in Note 12. The purchase price includes the options for the seller to receive additional shares of stock with an expiration of three years from the acquisition date if the shares of stock do not reach a benchmark price of $3.00 per share. If these shares were converted as of March 31, 2000, an additional 1,431,000 shares would be issued under this agreement. The dilution effect of the additional earnings per share are not disclosed in the accompanying financial statements because they would be anti-dilutive if reported.

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

     At March 31, 2000, the Company had $905,570 in notes receivable from stockholders. Management believes the fair value of the notes receivable from the stockholders is less than its carrying value; however, the fair value is not estimable.

ESCO  TRANSPORTATION  CO.
Notes  to  the  Unaudited  Condensed  Financial  Statements
March  31,  2000  (Unaudited)


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
                                                                         ================  ===================

ESCO  TRANSPORTATION  CO.
Notes  to  the  Unaudited  Condensed  Financial  Statements
March  31,  2000  (Unaudited)


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

                                    3/31/00     12/31/99
                                   ----------  ----------
Transportation Equipment/Trailers  $1,347,697  $1,347,697
Communications Equipment               75,250      75,250
Office Equipment                       53,934      53,934
                                   ----------  ----------
                                   $1,476,881  $1,476,881
                                   ==========  ==========

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

ESCO  TRANSPORTATION  CO.
Notes  to  the  Unaudited  Condensed  Financial  Statements
March  31,  2000  (Unaudited)


Note  8  -  Segment  Information  (Continued)
---------------------------------------------

                         Three Months Ended March 31, 2000
               --------------------------------------------------
                                          Depreciation
                               Cost of        And        Interest
                   Sales        Sales     Amortization   Expense
               -------------  ----------  -------------  --------
Intermodal     $   7,753,192  $5,694,155  $      61,909  $250,236
Over-the-Road      3,679,758   2,730,163        373,439   145,027
Storage              366,360           0         26,617         0
Other                  1,332           0              0         0
               -------------  ----------  -------------  --------
               $  11,800,642  $8,424,318  $     461,965  $395,263
               =============  ==========  =============  ========


                           Three Months Ended March 31, 2000
                -----------------------------------------------------
                                          Additions to
                  Earnings     Long-Term   Long-Lived
                   (Loss)        Assets      Assets     Total Assets
               --------------  ----------  -----------  -------------
Intermodal     $      36,840   $  792,360  $    85,625  $   7,416,112
Over-the-Road       (260,145)   7,321,108       50,673      9,482,575
Storage              205,972      157,962            0        532,962
Other                  1,332            0            0              0
               --------------  ----------  -----------  -------------
               $     (16,001)  $8,271,430  $   136,298  $  17,431,649
               ==============  ==========  ===========  =============


                       Three Months Ended March 31, 1999
               --------------------------------------------------
                                          Depreciation
                               Cost of        And        Interest
                   Sales        Sales     Amortization   Expense
               -------------  ----------  -------------  --------
Intermodal     $   4,261,419  $3,094,907  $      49,779  $175,878
Over-the-Road      2,730,992   1,766,532        308,852   153,817
Storage              130,430           0          6,282         0
Other                  1,171           0              0         0
               -------------  ----------  -------------  --------
               $   7,124,012  $4,861,439  $     364,913  $329,695
               =============  ==========  =============  ========


                        Three Months Ended March 31, 1999
               ---------------------------------------------------
                                       Additions to
                Earnings   Long-Term    Long-Lived
                 (Loss)      Assets       Assets      Total Assets
               ----------  ----------  -------------  -------------
Intermodal     $ (24,163)  $  952,348  $     107,111  $   4,865,555
Over-the-Road   (143,988)   6,537,671         11,886      7,980,771
Storage           27,233      272,684              0        403,113
Other              1,171            0              0              0
               ----------  ----------  -------------  -------------
               $(139,747)  $7,762,703  $     118,997  $  13,249,439
               ==========  ==========  =============  =============


The segmented information is prepared under generally accepted accounting principles. The amounts also incorporate the allocation of overhead costs based on the number of loads on the various segments operated within the Company.

For the period ended March 31, 2000, all of the Company's operations are conducted within the United States.

ESCO  TRANSPORTATION  CO.
Notes  to  the  Unaudited  Condensed  Financial  Statements
March  31,  2000  (Unaudited)


Note  9  -  Going  Concern
--------------------------

The financial statements have been prepared assuming that ESCO Transportation Co. will continue as a going concern. The Company incurred net losses in 1999 and 1998, had a working capital deficit of approximately $4.7 million and had a deficit in stockholders' equity at December 31, 1999. On April 20, 2000,
Compass Bank acknowledged that the Company was in default on its factoring agreement. Compass Bank agreed to forbear this default subject to the conditions described in Note P to the December 31, 1999 financial statements. There is no certainty that the Company will be able to meet these conditions. The financial statements do not include any adjustments that might result from the outcome of these uncertainties. (Also see Note 13.)

Management has implemented plans to address the following issues over the upcoming year. Management plans to address its historical losses with the preparation and implementation of a detailed operational plan and budget which includes profitability for each division during 2000. The plan includes the continued implementation of budgetary controls and cost control measures in all areas of operation. Management has also implemented procedures to update its accounting and dispatch system which should further reduce billing errors, increase cost control in the over-the-road division, and provide better profitability in the intermodal division. Management is also pursuing outside capital sources to provide additional working capital for the Company. Management is also working with Compass Bank to ensure they continue to provide needed working capital for Company operations through December 31, 2000. Continued funding is subject to the conditions explained in Note P to the December 31, 1999 financial statements.

Note  10  -  Recent  Pronouncements
-----------------------------------

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulleting No. 101 (SAB 101), Revenue Recognition in Financial Statements. SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. In June 2000, the SEC issued Staff Accounting Bulletin No. 101B (SAB 101B), Amendment: Revenue Recognition in Financial Statements. SAB 101B delays the implementation date of SAB 101 for registrants with fiscal years that begin between December 16, 1999 and March 15, 2000. The Company will adopt SAB 101 as required in the fourth quarter of 2000 and is evaluating the effect that such adoption may have on its consolidated results of operations and financial position.

Note  11  -  Related  Party  Transactions
-----------------------------------------

During the quarter ended March 31, 2000, the Company paid $31,292 to a family member of the Chief Executive Officer and majority stockholder of the Company in conjunction with a stock purchase agreement between the family member and the majority stockholder of the Company.

ESCO  TRANSPORTATION  CO.
Notes  to  the  Unaudited  Condensed  Financial  Statements
March  31,  2000  (Unaudited)


Note  11  -  Related  Party  Transactions  (Continued)
------------------------------------------------------

During the quarter ended March 31, 2000, the shares previously issued under a management incentive agreement were returned to the Company and canceled. The accompanying financial statements reflect the reduction of the notes receivable and reduction of the additional paid-in capital and common stock resulting from this transaction.

At March 31, 2000, the Company had pledged $100,000 of cash accounts as security for a personal note payable to a majority stockholder.

Note  12  -  Acquisition  of  Quantum  Transportation
-----------------------------------------------------

On January 19, 2000, the Company acquired 100% of the outstanding stock of Quantum Transportation, Inc., a Minnesota corporation, in a purchase transaction valued at $530,000. The acquisition was completed through a combination of 159,000 shares of stock at a $3.00 per share benchmark price and $53,000 in cash in a merger transaction. This merger was completed through a newly formed, wholly owned subsidiary named ESCO Acquisition Corp. The accompanying financial statements include the results of operations of Quantum Transportation from January 19, 2000, the date of acquisition. The merger agreement provides for the issuance of additional cash or Company stock if the market price of ESCO stock does not reach the $3.00 benchmark price during a three-year period from the date of acquisition. If the stock were to be converted as of March 31, 2000, the additional shares of stock to be issued total 1,431,000 shares. The purchase transaction resulted in the recording of goodwill totaling $416,218 which is amortized over a sixty month period and a covenant not to compete valued at $53,000 which is amortized over the life of the non-compete period, which is thirty-six (36) months.

The following represents 1999 proforma information for the first quarter ended March 31, 1999 as if the Quantum transaction had occurred at that date.

                      Income before       Net Income     Net Earnings
        Revenue     extraordinary items     (Loss)        per share
------------------  -------------------  -------------  ------------
      $7,884,254        $(89,201)         $(89,201)        $(.01)

Note  13  -  Subsequent  Events
-------------------------------

Subsequent to March 31, 2000, the Company entered into an informal management agreement with Fisher Trucking (Fisher) in Selma, Alabama, for the Company to assist Fisher in managing its operations with the intent of acquisition during 2000. Management anticipates signing a letter of intent if the due diligence is positive and will proceed to complete the transaction.

ESCO  TRANSPORTATION  CO.
Notes  to  the  Unaudited  Condensed  Financial  Statements
March  31,  2000  (Unaudited)


Note  13  -  Subsequent  Events  (Continued)
--------------------------------------------

The Company entered into a management agreement with Kiser, Inc. and related entities for the purpose of managing Kiser with the intent of evaluating the feasibility of acquiring Kiser in an agreement and plan of merger transaction. Management determined the acquisition was not practical for the Company at this time and on May 23, 2000, terminated the Kiser management agreement.

On June 23, 2000 and June 30, 2000, the President and Chief Financial Officer, respectively, resigned from the positions as officers and board members of the Company.

As described in Note P in the December 31, 1999 financial statements, the Company was to have signed confidentiality agreements with at least five serious or potential investors or signed a letter of intent to propose investment of an additional $5,000,000 in equity or subordinated debt by July 1, 2000. Management is currently in negotiations with Compass to extend the deadline referred to in the agreement.

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

The Company finished the first quarter with a loss of $(16,001). This loss was attributed to operations in the Company's over-the-road Springdale division and management is further evaluating how to isolate and correct the issues attributed to the loss. Management is evaluating the cost benefit of separating this division into a separate subsidiary and poising it for sale or restructuring. The other divisions and/or segments of the Company were profitable or operated within budget constraints and management anticipates a profitable operation during 2000 in accordance with its budgeted plan.

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

OPERATIONS
----------

As stated above, the Company operated at a loss of $(16,001) for the first quarter which, although is below budget, is a substantial improvement over the 1999 operations. Freight revenue exceeded budget by $927,000 or 8% and reflects a 66% increase over the 1999 revenue. A substantial part of the increase relates to revenues generated from the new Minneapolis, Minnesota and Ripon, California offices acquired through Quantum plus the operation of the Company's Fort Smith location which operated for a full quarter during the three months ended March 31, 2000. Throughout the Company's operation, it also experienced strong internal growth through increased business in all regions and divisions of the Company.

ITEM  2.    Management's Discussion, Analysis, and Plan of Operation (Continued)

-----------------------

The Company's cash flow during the first quarter continued to be limited and 100% of the Company's receivables were factored through Commercial Billing
Services and Compass Bank. During the first quarter of 2000, the Company renegotiated its factoring agreement with the bank as stated in our annual audited financial statement. Subsequent to issuance of the report, management and the bank have agreed to cap the line to $9,800,000 and the Company has been able to operate within the limits of the line of credit provided by the bank.

The Company's operating profits increased from $185,000 in 1999 to $344,764 in 2000 for a 86% increase in profits before interest expense. Interest expense increased by approximately 20% over the same period in 1999 primarily due to increase in the factoring line and the reduction of long-term debt at lower interest rates. Operating and administrative expenses increased by 50% from 1999 primarily attributable to the new locations in Minneapolis, Minnesota; Ripon, California; and Fort Smith, Arkansas added during the first quarter. However, as a percentage of revenue, operating and administrative costs decreased from 24% to 22% for the same period in 1999.

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

The Company is utilizing and will continue to utilize both internal and external resources to reprogram or replace its computer systems such that the systems can be expected to be Year 2000 compliant in advance of respective critical dates. During the three months ended March 31, 2000, the Company capitalized $29,310 with respect to new software purchases and installations which are Year 2000 compliant. The total estimated cost of modification of existing software and new Year 2000 compliant systems is $300,000 which includes costs attributable to the planned purchase and implementation of a new accounting and dispatch system. The cost of this new software is being capitalized. The level of expense anticipated in connection with Year 2000 issues is not expected to have a material effect on the Company's result of operations. The costs of the Company's Year 2000 compliance efforts are expected to be funded out of both operating cash flow and outside financing.

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

SUBSEQUENT  EVENTS
------------------

Subsequent to March 31, 2000, the Company entered into an informal management agreement with Fisher Trucking (Fisher) in Selma, Alabama, for the Company to assist Fisher in managing its operations with the intent of acquisition during 2000. Management anticipates signing a letter of intent if the due diligence is positive and will proceed to complete the transaction.

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


RELATED  PARTY  TRANSACTIONS
----------------------------

During the quarter ended March 31, 2000, the Company paid $31,192 to a family member of the Chief Executive Officer and majority stockholder of the Company in conjunction with a stock purchase agreement between the family member and the majority stockholder of the Company.

During the quarter ended March 31, 2000, the shares previously issued under a management incentive agreement were returned to the Company and canceled. The accompanying financial statements reflect the reduction of the notes receivable and reduction of the additional paid-in capital and common stock resulting from this transaction.

At March 31, 2000, the Company had pledged $100,000 of cash accounts as security for a personal note payable to a majority stockholder.

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

ITEM  5.     Other  Information  -  NONE

ITEM  6.     Exhibits  and  Reports  of  Form  8-K  -  NONE

                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:


-------------------------------                       --------------------------
Edwis  L.  Selph,  Sr.                                Date
Chairman  of  the  Board


-------------------------------                       --------------------------
Robert  F.  Darilek,  CPA                             Date
Chief  Financial  Officer


-------------------------------                       --------------------------
Becky  Clamp,  CPA                                    Date
Controller