Form 10-Q
period 2000-06-30
ESCO TRANSPORTATION CO
filed 2000-08-15
CIK 79839

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   (Mark One)
    [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 For the fiscal quarter ended     June 30, 2000
                                                  -------------

                                       OR

    [   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from          to
                                                  ---------  --------

                       Commission file number:     0-2882
                                                   ------

                             ESCO TRANSPORTATION CO.
                       ----------------------------------
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
                                            -----      ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

             Common Stock, $ .001 Par Value                12,550,497
             ------------------------------                ----------
                  (Class)                      (Outstanding as of June 30, 2000)

The aggregate market value of the voting stock held by nonaffiliates of the Registrant on August 8, 2000 was approximately $1,380,554.

                                TABLE OF CONTENTS

PART  I     FINANCIAL  INFORMATION

Item 1.     Financial Statements                                            Page
                                                                            ----

            Balance  Sheets  for  the  Six  Months  Ended  June  30,
            2000 (unaudited) and for the Year Ended December 31, 1999         3

            Statements  of  Income  for  the  Three  and  Six  Months  Ended
            June 30, 2000 (unaudited)  and 1999 (unaudited)                   4

            Statements of Change in Stockholders' Equity (Deficit)
            for the Six Months  Ended  June  30,  2000  (unaudited)           5

            Statements  of  Cash  Flows  for  the  Six  Months  Ended
            June 30, 2000 (unaudited) and 1999 (unaudited)                    6

            Notes to the Financial Statements (unaudited)                7 - 18

Item 2.     Management's Discussion and Analysis                             19

PART  II    OTHER  INFORMATION

Item 1.     Recent Developments in Legal Proceedings                         23

Item 2.     Changes in Securities                                            23

Item 3.     Defaults upon Senior Securities                                  23

Item 4.     Submission of Matters to a Vote of Security Holders              23

Item 5.     Other Information                                                23

Item 6.     Exhibits and Reports in Form 8-K                                 23

Signatures                                                                   24

PART I.    FINANCIAL INFORMATION

ITEM 1.    Financial Statements

ESCO  TRANSPORTATION  CO.
Balance  Sheets

                                                                     June 30, 2000    December 31, 1999
                                                                    ---------------  -------------------
ASSETS                                                                (Unaudited)         (Audited)

CURRENT ASSETS:
  Cash and Cash Equivalents                                         $       13,128   $          109,929
  Accounts Receivable, Net of Allowance for Bad Debts of
       $829,280 in 2000 and $338,000 in 1999                             8,873,184            6,172,164
  Truck Maintenance Supplies                                               144,799              152,557
  Employee Advances and Driver Loans                                       269,719              117,092
  Notes Receivable - Employees, Current                                     90,642              241,830
  Notes Receivable - Stockholders                                          383,338              217,109
  Prepaid Expenses                                                         197,516              134,046
  Other Current Assets                                                     130,425               26,085
                                                                    ---------------  -------------------
            TOTAL CURRENT ASSETS                                        10,102,751            7,170,812
                                                                    ---------------  -------------------

PROPERTY AND EQUIPMENT
  Property and Equipment                                                12,568,094           12,516,566
  Less Accumulated Depreciation                                         (4,701,850)          (3,980,000)
                                                                    ---------------  -------------------
                                                                         7,866,244            8,536,566
                                                                    ---------------  -------------------

OTHER ASSETS
  Intangibles, Net of Accumulated Amortization                             430,123               82,871
  Notes Receivable - Employees, Non Current                                 30,506                    0
  Other Assets - Non Current                                                19,755               35,392
                                                                    ---------------  -------------------
                                                                           480,384              118,263
                                                                    ---------------  -------------------

TOTAL ASSETS                                                        $   18,449,379   $       15,825,641
                                                                    ===============  ===================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable - Trade                                          $    1,262,702   $        1,247,094
  Bank Overdrafts                                                        1,111,241              436,838
  Accrued and Other Liabilities                                          1,401,686              980,700
  Amounts Due Factor                                                     9,524,542            6,944,085
  Current Portion of Long-Term Debt                                      2,280,161            2,038,470
  Current Portion of Obligations under Capital Lease                       279,292              235,603
                                                                    ---------------  -------------------
            TOTAL CURRENT LIABILITIES                                   15,859,624           11,882,790

LONG-TERM DEBT
  Long-Term Debt, Net of Current Portion                                 2,097,245            3,138,735
  Obligations under Capital Lease, Net of Current Portion                  730,663              852,633
                                                                    ---------------  -------------------
                                                                        18,687,532           15,874,158
                                                                    ---------------  -------------------

STOCKHOLDERS' EQUITY
  Preferred Stock, $.001 Par Value; 15,000,000 Shares Authorized;
  None Issued Common Stock, $.001 Par Value;
  20,000,000 Authorized; 12,818,017 and 14,084,017 Issued;                   1,576                1,560
  12,550,497 and 13,818,997 Outstanding in 2000 and 1999
  Additional Paid-In Capital                                             1,550,041            1,625,765
  Retained Earnings (Deficit)                                             (999,771)            (396,385)
                                                                    ---------------  -------------------
                                                                           551,846            1,230,940
  Less Note Receivable from Stockholders                                  (701,427)          (1,191,635)
  Less Treasury Stock, At Cost                                             (88,572)             (87,822)
                                                                    ---------------  -------------------
            TOTAL STOCKHOLDERS' EQUITY                                    (238,153)             (48,517)
                                                                    ---------------  -------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $   18,449,379   $       15,825,641
                                                                    ===============  ===================


                          See Notes to Unaudited Condensed Financial Statements.

ESCO  TRANSPORTATION  CO.
Statements  of  Income
For  the  Three  and  Six  Months  Ended
June 30, 2000 and 1999
                                                             FOR THE THREE MONTHS                FOR THE SIX MONTHS
                                                                ENDED JUNE 30                       ENDED JUNE 30
                                                         2000                   1999              2000          1999
                                                ----------------------  --------------------  ------------  ------------
                                                      (Unaudited)            (Unaudited)       (Unaudited)   (Unaudited)
REVENUE:
  Freight Revenue                               $          12,710,765   $         8,455,025   $24,510,075   $15,577,866
  Oil and Gas Revenue                                           1,388                   963         2,720         2,134
                                                ----------------------  --------------------  ------------  ------------
       TOTAL REVENUE                                       12,712,153             8,455,988    24,512,795    15,580,000
                                                ----------------------  --------------------  ------------  ------------

EXPENSES:
  Cost of Freight Revenue                                   9,524,948             5,914,582    17,949,266    10,776,020
  General Administrative Expenses                           2,894,034             1,678,890     5,463,629     3,391,490
  Depreciation and Depletion                                  434,020               368,400       895,985       733,313
                                                ----------------------  --------------------  ------------  ------------
       TOTAL EXPENSES                                      12,853,002             7,961,872    24,308,880    14,900,823
                                                ----------------------  --------------------  ------------  ------------
       OPERATING INCOME                                      (140,849)              494,116       203,915       679,177

OTHER INCOME (EXPENSE)
  Interest Income                                                   0                 9,837        23,602        12,990
  Other Income                                                  5,597                 6,289        19,109        15,016
  Interest Expense                                           (463,977)             (339,163)     (859,240)     (668,858)
  Gain (Loss) on Sale of Assets                                11,844                51,237         9,228        44,244
                                                ----------------------  --------------------  ------------  ------------
                                                             (446,536)             (271,800)     (807,301)     (596,608)
                                                ----------------------  --------------------  ------------  ------------
       NET INC. (LOSS) BEFORE TAXES                          (587,385)              222,316      (603,386)       82,569

  Income Tax                                                        0                     0             0             0
                                                ----------------------  --------------------  ------------  ------------

       NET INCOME (LOSS)                        $            (587,385)  $           222,316   $  (603,386)  $    82,569
                                                ======================  ====================  ============  ============

  Net Income (Loss) Per Share                   $              (0.047)  $             0.016   $    (0.046)  $     0.006
                                                ======================  ====================  ============  ============

Weighted Average Number of Shares Outstanding              12,550,497            14,179,112    13,247,456    13,682,013


                          See Notes to Unaudited Condensed Financial Statements.

ESCO  TRANSPORTATION  CO.
Statement  of  Stockholders'  Equity
For  the  Six  Months  Ended  June  30,  2000  (Unaudited)

                                                                                                           Note
                                                                       Retained                         Receivable
                                                         Additional    Earnings                            From
                                    Common Stock      Paid-In Capital (Deficit)     Treasury Stock     Shareholder     Total
                               -----------------------  -----------  ----------  --------------------  ------------  ----------
                                 Shares      Amount                                Shares      Amount
                               -----------  ----------                           ---------  ---------
Balance at December 31, 1999   14,084,017   $   1,560   $1,625,765   $(396,385)  (265,020)  $(87,822)  $(1,191,635)  $ (48,517)
Shares issued in
 Quantum Acquisition              159,000         159      476,841           0          0          0             0     477,000
Management Incentive
Shares Returned                (1,425,000)       (143)    (569,857)          0          0          0       570,000           0
Shareholder Notes
Receivable Interest                     0           0       17,292           0          0          0       (17,292)          0
Advances to Stockholder -
Stock Purchase                          0           0            0           0          0          0       (62,500)    (62,500)
Purchase of Treasury Stock              0           0            0           0     (2,500)      (750)            0        (750)
Net Income (Loss)                       0           0            0    (603,386)         0          0             0    (603,386)
                               -----------  ----------  -----------  ----------  ---------  ---------  ------------  ----------
Balance at June 30, 2000       12,818,017   $   1,576   $1,550,041   $(999,771)  (267,520)  $(88,572)  $  (701,427)  $(238,153)
                               ===========  ==========  ===========  ==========  =========  =========  ============  ==========


                          See Notes to Unaudited Condensed Financial Statements.

ESCO  TRANSPORTATION  CO.
Statements  of  Cash  Flows
For  the  Six  Months  Ended  June  30,  2000  and  1999

                                                           2000          1999
                                                       ------------  ------------
(Unaudited)                                            (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Cash Provided by Operating Activities            $ 1,184,088   $ 1,093,232

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of Property and Equipment                      (136,298)     (136,194)
  Purchase of Quantum Transportation                       (67,874)            0
  Proceeds from Sale of Property and Equipment                   0       270,547
                                                       ------------  ------------

  Net Cash Used in Investing Activities                   (204,172)      (85,659)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net Payments on Long-Term Debt                          (969,317)   (1,093,650)
  Proceeds from Capital Leases                                   0        53,934
  Payments on Capital Leases                               (92,630)      (12,711)
  Stockholder Advance                                     (113,042)     (220,012)
  Purchase Treasury Stock                                     (750)      (18,004)
                                                       ------------  ------------

Net Cash Provided (Used) by Financing Activities        (1,175,739)   (1,070,431)
                                                       ------------  ------------

Net Increase in Cash and Cash Equivalents                 (195,823)      (62,858)


CASH AND CASH EQUIVALENTS, AT BEGINNING OF YEAR            109,929        25,833
                                                       ------------  ------------

CASH AND CASH EQUIVALENTS, AT END OF PERIOD            $   (85,894)  $   (37,025)
                                                       ============  ============


Non Cash Transactions:
  Stock issued to acquire business                               0        40,000
  Stock issued to acquire Quantum Transportation           477,000             0
  Stock issued under management incentive agreements      (570,001)      570,001
  Stock issued to Employees                                      0        50,600

                         See Notes to Unaudited Condensed Financial Statements.

ESCO  TRANSPORTATION  CO.
Notes  to  the  Unaudited  Condensed  Financial  Statements
June  30,  2000  (Unaudited)

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
------------------------

The Company was incorporated under the name of Power Oil Company in 1916 in West Virginia. In 1992, the Company was reincorporated as a Delaware corporation. The Company changed its name from "Power Oil Company" to "ESCO Transportation Co." in 1994. In January 2000, the Company incorporated ESCO Acquisition Corp. to facilitate in the acquisition of newly acquired corporations. In January of 2000, ESCO acquired Quantum Transportation Company through ESCO Acquisition Corp. and immediately subsequent to acquisition, has transferred all assets and liabilities of Quantum to ESCO Transportation Company. Accordingly, the accompanying financial statements include the activity of Quantum Transportation subsequent to the date of acquisition.

ESCO Transportation maintains two divisions representing three business segments with distinct transportation services offered by each. The Company's Intermodal division primarily hauls container and piggyback shipments between shipping locations, railroads, and ports (the intermodal segment) plus it operates a container yard in Memphis, Tennessee (the storage segment). This division operates out of facilities in Houston, Texas; Ontario, California; Memphis, Tennessee; Dallas, Texas; Minneapolis, Minnesota; Fort Smith, Arkansas; and Stockton, California. The Company also maintains an Over-The-Road division (OTR segment) that performs long haul services for numerous customers within the United States. The main office for this division is located in Springdale, Arkansas with expansion offices in Selma, Alabama which opened in May 2000, and Gulfport, Mississippi. The Company's corporate office is located in Houston, Texas.

Note  3  -  Summary  of  Significant  Accounting  Policies
----------------------------------------------------------

A.   Basis of Accounting
     -----------------

     Income and expenses are recorded on the accrual method of accounting for financial and federal income tax reporting purposes.

ESCO  TRANSPORTATION  CO.
Notes  to  the  Unaudited  Condensed  Financial  Statements
June  30,  2000  (Unaudited)

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

ESCO  TRANSPORTATION  CO.
Notes  to  the  Unaudited  Condensed  Financial  Statements
June  30,  2000  (Unaudited)

Note  3  -  Summary  of  Significant  Accounting  Policies  (Continued)
-----------------------------------------------------------------------

F.   Oil  and  Gas  Properties
     -------------------------

     The Company accounts for its oil and gas exploration and development activities using the successful efforts method. Under this method of accounting, exploratory drilling costs which result in the discovery of proved reserves are capitalized. All other exploratory costs, including geological and geophysical costs, are expensed when incurred. Development costs, including development of dry holes, are capitalized when incurred. The Company incurred no exploration and development costs during the six months ended June 30, 2000.

     Depletion of capitalized costs on producing properties is computed on a property-by-property basis utilizing the unit-of-production method. Depletion expense was $2,988 and $2,992 for the six months ended June 30, 2000 and 1999 respectively. The Company's total capitalized costs as of June 30, 2000 and 1999 were $19,754 and $28,717 respectively.

G.   Income  Taxes
     -------------

     The Company uses the liability method of accounting for income taxes under which deferred tax assets and liabilities are recognized for deductible temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis.
     Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. For the six months ended June 30, 2000, net operating loss benefits were offset by a valuation allowance. The valuation allowance did not change materially from the balance at December 31, 1999.

H.   Net  Income  Per  Share
     -----------------------

     Net income per common share is based on the weighted average number of shares outstanding during the year. The Company declared a one-for-four reverse stock split in 1994. The Company declared a one-for-ten forward stock split in 1996. All share and per share amounts have been adjusted to reflect the stock splits.

ESCO  TRANSPORTATION  CO.
Notes  to  the  Unaudited  Condensed  Financial  Statements
June  30,  2000  (Unaudited)

Note  3  -  Summary  of  Significant  Accounting  Policies  (Continued)
-----------------------------------------------------------------------

H.   Net  Income  Per  Share  (Continued)
     ------------------------------------

     The Company acquired Quantum Transportation in January 2000 as disclosed in
     Note 12. The purchase price includes the options for the seller to receive additional shares of stock with an expiration of six years from the acquisition date if the shares of stock do not reach a benchmark price of $3.00 per share. If these shares were converted as of June 30, 2000, an additional 2,822,250 shares would be issued under this agreement. The dilution effect on earnings per share for the additional shares issued is not disclosed in the accompanying financial statements because they would be anti-dilutive if reported.

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

J.   Fair  Value  of  Financial  Instruments
     ---------------------------------------

     The Company has a number of financial instruments, none of which are held for trading purposes. The Company estimates that the fair value of all financial instruments at June 30, 2000 does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgement is necessarily required in interpreting market data to develop the estimates of fair value, and, accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in the current market exchange.

     At June 30, 2000, the Company had $1,084,765 in notes receivable from stockholders. Management believes the fair value of the notes receivable from the stockholders is less than its carrying value; however, the fair value is not estimable.

------
ITEM  1.     Financial  Statements  (Continued)

ESCO  TRANSPORTATION  CO.
Notes  to  the  Unaudited  Condensed  Financial  Statements
June  30,  2000  (Unaudited)

Note  4  -  Property  and  Equipment
------------------------------------

Property  and  equipment  consists  of  the  following:

Description                           6/30/00       12/31/99
----------------------------------  ------------  ------------
Land                                $   175,975   $   175,975
Buildings and Improvements               13,554        13,554
Office Equipment                        675,075       571,061
Communications Equipment                223,216       183,584
Furniture and Fixtures                   46,216        32,699
Leasehold Improvements                   38,853             0
Trucks, Tractors, and Trailers        9,683,594     9,827,467
Property Held Under Capital Leases    1,512,716     1,476,881
Yard Equipment                          200,085       235,345
                                    ------------  ------------
                                     12,568,094    12,516,566
Less Accumulated Depreciation        (4,701,850)   (3,980,000)
                                    ------------  ------------
                                    $ 7,866,244   $ 8,536,566
                                    ============  ============

Note  5  -  Long-Term  Debt  and  Loans
---------------------------------------

The Company has loans from various banks and finance companies for the purchase of transportation equipment including trucks and trailers, communication equipment, leasehold improvements, and portable buildings. The Company's long-term debt was issued to purchase property and equipment. The following is a summary of the loan balances outstanding at June 30, 2000 and December 31, 1999.

                                                             June 30, 2000    December 31, 1999
                                                             ===============  ===================
Notes payable to various banks and finance companies;        $    4,377,406   $        5,177,205
payable in monthly installments totaling $202,141
including principal and interest; bearing interest at rates
ranging from 9.5% to 11.5%; secured by transportation
equipment purchased in conjunction with the financing;
guaranteed by a major stockholder.  The notes mature at
varying dates from 2001 through 2004; a mortgage note
payable to a partnership; bearing interest at 8%; payable
in monthly installments of $1,722 including principal and
interest; secured by real estate; guaranteed by a major
stockholder.  The note matures in 2002.
                                                             ---------------  -------------------
Less:  Current Maturities                                        (2,280,161)          (2,038,470)
                                                             ---------------  -------------------
Long Term Debt, Net of Current                               $    2,097,245   $        3,138,735
                                                             ===============  ===================

ESCO  TRANSPORTATION  CO.
Notes  to  the  Unaudited  Condensed  Financial  Statements
June  30,  2000  (Unaudited)


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

                                      6/30/00    12/31/99
                                   ----------  ----------
Transportation Equipment/Trailers  $1,383,532  $1,347,697
Communications Equipment               75,250      75,250
Office Equipment                       53,934      53,934
                                   ----------  ----------
                                   $1,512,716  $1,476,881
                                   ==========  ==========

Interest rates on capitalized leases vary from 8.7% to 12.2% and are imputed based upon the lower of the Company's incremental borrowing rate at the inception of the lease or the lessor's implicit rate of return. The monthly installments on these capital leases total $27,925 per month including principal and interest.

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

ESCO  TRANSPORTATION  CO.
Notes  to  the  Unaudited  Condensed  Financial  Statements
June  30,  2000  (Unaudited)


Note  8  -  Segment  Information  (Continued)
---------------------------------------------

                       Three Months Ended June 30, 2000
               --------------------------------------------------
                                         Depreciation
                             Cost of         and        Interest
                  Sales       Sales      Amortization   Expense
               -----------  -----------  -----------  -----------
Intermodal     $ 7,718,032  $5,836,944   $    95,679  $   330,299
Over-the-Road    4,591,993   3,688,004       342,784      133,678
Storage            400,740           0        13,557            0
Other                1,388           0             0            0
               -----------  -----------  -----------  -----------
               $12,712,153  $9,524,948   $   434,020  $   463,977
               ===========  ===========  ===========  ===========

                       Three Months
                      Ended June 30,
                           2000
                     ----------------
                      Earnings (Loss)
                     ----------------
Intermodal           $      (573,527)
Over-the-Road               (278,679)
Storage                      263,433
Other                          1,388
                     ----------------
                     $      (587,385)
                     ================

                                                    Six Months Ended June 30, 2000
                                     --------------------------------------------------------
                                                                  Depreciation
                                                       Cost of        And          Interest
                                         Sales          Sales     Amortization     Expense
                                     --------------  -----------  -------------  ------------
Intermodal                           $  15,471,224   $11,531,099  $     157,588  $  (580,536)
Over-the-Road                            8,271,751     6,418,167        698,223     (278,704)
Storage                                    767,100             0         40,174            0
Other                                        2,720             0              0            0
                                     --------------  -----------  -------------  ------------
                                     $  24,512,795   $17,949,266  $     895,985  $  (859,240)
                                     ==============  ===========  =============  ============

                                                   Six Months Ended June 30, 2000
                                     --------------------------------------------------------
                                                                  Additions to
                                          Earnings    Long-Term    Long-Lived
                                           (Loss)       Assets       Assets      Total Assets
                                     --------------  -----------  -------------  ------------
Intermodal                           $    (536,687)  $ 1,178,154  $      85,625  $ 8,306,185
Over-the-Road                             (538,827)    6,530,128         50,673    9,135,232
Storage                                    469,408       157,962              0    1,007,962
Other                                        2,720             0              0            0
                                     --------------  -----------  -------------  ------------
                                     $    (603,386)  $ 7,866,244  $     136,298  $18,449,379
                                     ==============  ===========  =============  ============

ESCO  TRANSPORTATION  CO.
Notes  to  the  Unaudited  Condensed  Financial  Statements
June  30,  2000  (Unaudited)


Note  8  -  Segment  Information  (Continued)
---------------------------------------------

                        Three Months Ended June 30, 1999
               --------------------------------------------------
                                          Depreciation
                               Cost of        And        Interest
                   Sales        Sales     Amortization   Expense
               -------------  ----------  -------------  --------
Intermodal     $   4,990,782  $3,797,990  $      53,246  $184,729
Over-the-Road      3,332,055   2,116,592        308,872   154,434
Storage              132,188           0          6,282         0
Other                    963           0              0         0
               -------------  ----------  -------------  --------
               $   8,455,988  $5,914,582  $     368,400  $339,663
               =============  ==========  =============  ========

                       Three Months
                      Ended June 30,
                           1999
                     ================
                      Earnings (Loss)
                     ----------------
Intermodal           $       198,099

Over-the-Road                 (5,737)

Storage                       28,991
Other                            963
                     ----------------
                     $       222,316
                     ================

                          Six Months Ended June 30, 1999
               ---------------------------------------------------
                                           Depreciation
                                Cost of        And        Interest
                   Sales         Sales     Amortization   Expense
               -------------  -----------  -------------  --------
               $   9,252,201  $ 6,892,897  $     103,025  $360,607
Intermodal
Over-the-Road      6,063,047    3,883,123        617,724   308,251
Storage              262,618            0         12,564         0
Other                  2,134            0              0         0
               -------------  -----------  -------------  --------
               $  15,580,000  $10,776,020  $     733,313  $668,858
               =============  ===========  =============  ========

                           Six Months Ended June 30, 1999
               ------------------------------------------------------
                                           Additions to
                  Earnings     Long-Term   Long-Lived
                   (Loss)        Assets      Assets     Total Assets
               --------------  ----------  -----------  -------------
Intermodal     $     173,936   $  827,615  $         0  $   4,669,221
Over-the-Road       (149,725)   6,320,867            0      8,068,034
Storage               56,224      225,819            0        756,249
Other                  2,134            0            0              0
               --------------  ----------  -----------  -------------
               $      82,569   $7,374,302  $         0  $  13,493,505
               ==============  ==========  ===========  =============

The segmented information is prepared under generally accepted accounting principles. The amounts also incorporate the allocation of overhead costs based on the number of loads on the various segments operated within the Company.

For the period ended June 30, 2000, all of the Company's operations are conducted within the United States.

ESCO  TRANSPORTATION  CO.
Notes  to  the  Unaudited  Condensed  Financial  Statements
June  30,  2000  (Unaudited)

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

Management has implemented plans to address the following issues over the upcoming year. Management is addressing its historical losses with the preparation and implementation of a revised operational plan and budget which includes profitability for each division during 2000 and a reduction of the Company's over-the-road fleet. The plan includes the continued implementation of budgetary controls and cost control measures in all areas of operation. Management has begun to update its accounting and dispatch system to a new platform which should further reduce billing errors, increase cost control in the over-the-road division, and provide better profitability in the intermodal division. Management is also pursuing outside capital sources to provide additional working capital for the Company. Management is working with Compass Bank to ensure they continue to provide needed working capital for Company operations through December 31, 2000. Continued funding is subject to the conditions explained in Note P to the December 31, 1999 financial statements.

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

Note  11  -  Related  Party  Transactions
-----------------------------------------

During the quarter ended June 30, 2000, the Company paid $31,208 to a former spouse of the Chief Executive Officer and majority stockholder of the Company in conjunction with a stock purchase agreement between the former spouse and the majority stockholder of the Company.

ESCO  TRANSPORTATION  CO.
Notes  to  the  Unaudited  Condensed  Financial  Statements
June  30,  2000  (Unaudited)


Note  11  -  Related  Party  Transactions  (Continued)
------------------------------------------------------

During the quarter ended June 30, 2000, the shares previously issued under a management incentive agreement for the former president and chief financial officer were returned to the Company and canceled. The accompanying financial statements reflect the reduction of the notes receivable and reduction of the additional paid-in capital and common stock resulting from this transaction.

At June 30, 2000, the Company had pledged $100,000 of cash accounts as security for a personal note payable to a majority stockholder. Subsequent to June 30, 2000, the cash security was offset against a personal loan of the stockholder and is reported as a cash advance in the accompanying financial statements.

Note  12  -  Acquisitions
-------------------------

QUANTUM

On January 19, 2000, the Company acquired 100% of the outstanding stock of Quantum Transportation, Inc., a Minnesota corporation, in a purchase transaction valued at $530,000. The acquisition was completed through a combination of 159,000 shares of stock at a $3.00 per share benchmark price and $53,000 in cash in a merger transaction. This merger was completed through a newly formed, wholly owned subsidiary named ESCO Acquisition Corp. The accompanying financial statements include the results of operations of Quantum Transportation from January 19, 2000, the date of acquisition. The merger agreement provides for the issuance of additional cash or Company stock if the market price of ESCO stock does not reach the $3.00 benchmark price during a three-year period from the date of acquisition. If the stock were to be converted as of June 30, 2000, the additional shares of stock to be issued total 2,822,250 shares. The purchase transaction resulted in the recording of goodwill totaling $368,659 which is amortized over a sixty month period and a covenant not to compete valued at $53,000 which is amortized over the life of the non-compete period, which is thirty-six (36) months.

The following represents 1999 proforma information for the three month period ended June 30, 1999 as if the Quantum transaction had occurred at that date.

               Income before           Net Income
Revenue     extraordinary items          (Loss)       Net Earnings per share
----------  --------------------  ------------------  -----------------------
9,278,427   $            251,619  $          251,619  $                  .017

ESCO  TRANSPORTATION  CO.
Notes  to  the  Unaudited  Condensed  Financial  Statements
June  30,  2000  (Unaudited)


Note  12  -  Acquisitions  (Continued)
--------------------------------------

FISHER  TRUCKING

During the quarter ended June 30, 2000, the Company entered into an informal management agreement with Fisher Trucking (Fisher) in Selma, Alabama, for the Company to assist Fisher in managing its operations with the intent of acquisition during 2000. Effective May 1, 2000, management has entered into an informal agreement with Fisher to acquire its operations. The agreement provides for ESCO to lease equipment from Fisher through the term of the outstanding debt held by Fisher against the equipment. Upon the completion of the lease, the equipment will transfer to ESCO. ESCO assumed all operations of Fisher from May 1, 2000 forward. All assets and liabilities of Fisher prior to May 1, 2000 remain with Fisher Trucking, Inc.

A major stockholder of ESCO has also agreed to contribute 100,000 shares of personal ESCO stock as additional compensation to consummate this transaction. As of June 30, 2000, these shares have not been transferred to Fisher. ESCO has paid no cash to Fisher as part of the purchase price for this transaction.

KISER,  INC.

The Company entered into a management agreement with Kiser, Inc. and related entities for the purpose of managing Kiser with the intent of evaluating the feasibility of acquiring Kiser in an agreement and plan of merger transaction. Management determined the acquisition was not practical for the Company at this time and on May 23, 2000, terminated the Kiser management agreement.

As part of the original management agreement with Kiser, ESCO agreed to finance $457,256 of Kiser net trade accounts receivable which were transferred to ESCO. The cash collected for a portion of these receivables was not forwarded to ESCO as agreed and during the quarter ended June 30, 2000, Kiser filed for protection under Chapter 11 of the U.S. Bankruptcy Code. The Company is attempting to collect the amounts due from Kiser. During the quarter ended June 30, 2000, ESCO provided an allowance of $354,627 for possible losses related to this transaction.

ESCO  TRANSPORTATION  CO.
Notes  to  the  Unaudited  Condensed  Financial  Statements
June  30,  2000  (Unaudited)


Note  13  -  Subsequent  Events
-------------------------------

As described in Note P in the December 31, 1999 financial statements, the Company was to have signed confidentiality agreements with at least five serious or potential investors or signed a letter of intent to propose investment of an additional $5,000,000 in equity or subordinated debt by July 1, 2000, and and other conditions imposed by Compass Bank pursuant to the terms of the April 20, 2000 Agreement. A number of these terms have not been met by the Company and the Company is presently working with Compass Bank to resolve any outstanding issues to its satisfaction. Compass has extended the deadline referred to in the agreement until September 1, 2000.

ITEM  2.    MANAGEMENT'S  DISCUSSION,  ANALYSIS,  AND  PLAN  OF  OPERATION


OVERVIEW
--------

The quarter ended June 30, 2000 was a period of repositioning for ESCO and management of the Company. During this period, ESCO's president, Robert J. Weaver, and its Chief Financial Officer, Robert F. Darilek, resigned to pursue other interests. In addition, a board member Bernard Vlahakis also resigned effective July 6, 2000. ESCO's management has used these resignations as an opportunity to revise its operating plan for the second half of the 2000 fiscal year. The revised plan includes additional reductions of top management staff which equates to a total cost savings of approximately $600,000 on an annualized basis. Management has also taken steps during the second quarter and the months of July and August to revise its 2000 budget and implement changes which are needed in the over-the-road division to make it a profitable operation. ESCO has historically operated profitably in the intermodal business but it has also shown losses historically in the over-the-road division. Management's short-term plan is to reduce the over-the-road fleet, replace outdated and deteriorating equipment and redirect its over-the-road division into traffic lanes which only produce revenues per mile which can generate profitable operations in this division. Management has continued to evaluate and improve its intermodal operations and its storage and container yard operations. These divisions continued to show strong profits and are expected to continue with profitability through the end of 2000.

The Company finished the second quarter with a loss of $(587,385) or 4.7. cents per share and a year-to-date loss of $(603,386). The profitable operations of the Company's intermodal division were offset by losses of the Springdale division as detailed in the segment reporting in our quarterly financial statements. In this quarter, management has also elected to record substantial one-time accounts receivable write-offs related to potentially uncollectable receivables which were outstanding at June 30, 2000. The most significant portion of this write-off relates to the Kiser, Inc. adjustment as discussed in
Note 12 to the financial statements. In addition, the Company has provided for potential write-offs for advances made to former employees or existing employees which may be deemed uncollectable and has accrued for the assessment of prior-year property taxes assessed against the Company during the three-month period ended June 30, 2000, but relates to prior years.

In addition, in the second quarter of 2000, management has continued to work with Compass Bank in its agreement to provide working capital for ESCO on an ongoing basis. Both ESCO and Compass are generating a team effort to provide short-term capital to ESCO during this period of repositioning.

During the second quarter of 2000, management continues to actively pursue potential investors to re-capitalize the Company. Management continues to seek additional equity and/or subordinated debt to help improve the working capital ratio and debt-to-equity ratio.

ITEM  2.    Management's Discussion, Analysis, and Plan of Operation (Continued)

OPERATIONS
----------

As stated above, the Company operated at a loss of $(587,385) for the second quarter which is substantially below budget but is an improvement over the 1999 operations when the one-time adjustments are removed. Freight revenue has exceeded budget by approximately $1,103,000 or 4.7% of budget and reflects a 67% increase over the 1999 revenue. A substantial part of the increase relates to revenues generated from the new Minneapolis, Minnesota and Ripon, California offices acquired through Quantum plus the operation of the Company's Fort Smith location which operated for a full quarter during the three months ended June 30, 2000. In addition, revenues for the quarter were increased resulting from the Selma, Alabama operation. The Company's intermodal operations also experienced strong internal growth through increased business in all regions and divisions of the Company.

The Company's cash flow during the second quarter continued to be limited and 100% of the Company's receivables were factored through Commercial Billing
Services and Compass Bank. During the second quarter of 2000, the Company continued to operate under its renegotiated factoring agreement with the bank as referred to in our annual audited financial statement. Subsequent to June 30, 2000, management and the bank have agreed to reduce the cap on the line to $9.5 million and the Company has been able to operate within the limits of the line of credit provided by the bank.

The Company's operating profits decreased from $494,116 in 1999 to $(140,849) in 2000 before interest expense. Interest expense increased by approximately 37% over the same period in 1999 primarily due to the increase in the factoring line, reduction of long-term debt at lower interest rates, and the cost of bank fees associated with the Company's forbearance agreement. Operating and administrative expenses increased by 72% from 1999 primarily attributable to the new locations in Minneapolis, Minnesota; Ripon, California; and Fort Smith, Arkansas and Selma, Alabama added during the first and second quarters. As a percentage of revenue, operating and administrative costs increased from 20% in 1999 to 23% in 2000.

During the quarter, collections improved substantially as management began operating under its revised collection procedures which included decentralizing collection efforts from the corporate office to individual terminal offices. This change has facilitated the Company's collections process and has improve the processing of paperwork and the support needed by the customers prior to payment. These collection efforts are part of the steps which have attributed to the Company's ability to operate under its reduced credit line at Compass Bank.

YEAR  2000  ISSUE
-----------------

During the quarter ended June 30, 2000, the Company continued to implement its Year 2000 plan which addresses the issues associated with Year 2000 processing problems and the Company's computer programs. The progress made was in accordance with the plan, including progress on implementation of a new system which has gone online for one division in June 2000 and is expected to go online in all other divisions on or before December 2000. There is no new information which came to management's attention that would indicate that the plan should be altered significantly or that the plan would not be successful in the time frame prescribed by the plan.

ITEM  2.    Management's Discussion, Analysis, and Plan of Operation (Continued)

------------------------------

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

ITEM  2.    Management's Discussion, Analysis, and Plan of Operation (Continued)

CORPORATE  FILINGS
------------------

The Company filed an amendment to its Articles of Incorporation in January 2000 to clarify the authorized capital stock in the Articles; 20,000,000 shares of common and 15,000,000 of preferred.

SIGNIFICANT  EVENTS
-------------------

As stated in the overview, during the quarter ended June 30, 2000, the Company's President/Chief Operating Officer and Chief Financial Officer resigned to pursue other interests. This significant management change has been accepted by the remaining management of ESCO as a substantial opportunity to improve on the changes that have been made during the past year and a half and use those efforts as a means of turning ESCO's operations into profitable operations. The substantial changes in administrative costs will allow ESCO additional flexibility to go forward with its remaining management team. The responsibilities of the President and Chief Executive Officer were resumed by Edwis Selph, Sr. and he continues to work with prior management to ensure a smooth transition and improved operations for the company as a whole. Management sees this significant change as a positive step towards improved Company operations.

In addition, the Executive Vice President and Corporate Secretary also resigned in June, 2000.

RELATED  PARTY  TRANSACTIONS
----------------------------

During the quarter ended June 30, 2000, the Company paid $31,208 to a former spouse of the Chief Executive Officer and majority stockholder of the Company in conjunction with a stock purchase agreement between the family member and the majority stockholder of the Company.

During the quarter ended June 30, 2000, the shares previously issued under a management incentive agreement for the President/Chief Operating Office and Chief Financial Officer were returned to the Company and canceled. The accompanying financial statements reflect the reduction of the notes receivable and reduction of the additional paid-in capital and common stock resulting from this transaction.

Subsequent to the quarter ended June 30, 2000, the Company offset cash which had been pledged as security for a personal note payable to a bank by a majority
stockholder.    The  transaction  was  reported  as  a  cash  advance  in  the accompanying  financial  statements.

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

Case No. USDC LR-C-99-807; Jackie Brown, individually and as administrator of the estate of Katrina Brown, deceased, and as husband of Nancy K. Brown, individually, and Chris Brown, individually versus ESCO Transportation Co. and Joe W. Jones.

     This case results from a motor vehicle accident which occurred in 1999. The case resulted in injuries and a fatality. Management is consulting with counsel but is of the opinion that it can be concluded satisfactorily. The incident falls within the insurance coverage maintained by the Company.

ITEM  2.     Changes  in  Securities  -  NONE

ITEM  3.     Defaults  Upon  Senior  Securities  -  NONE

ITEM  4.     Submission  of  Matters  to  a  Vote  of  Security  Holders  - NONE

ITEM  5.     Other  Information  -  NONE

ITEM 6. Exhibits and Reports of Form 8-K - Filed July 6, 2000 regarding the resignation of Robert J. Weaver, President and Chief Operating Officer; Robert F. Darilek, Chief Financial Officer; and Bernard Vlahakis, Board Member.

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


_____________________________               _____________________________
Edwis  L.  Selph,  Sr.                      Date
Chairman  of  the  Board


______________________________              _____________________________
Becky  Clamp,  CPA                          Date
Controller