Form 10-Q/A
period 2000-06-30
ESCO TRANSPORTATION CO
filed 2000-09-14
CIK 79839

FORM 10-Q/A
                                 AMENDMENT NUMBER 1


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

ITEM  2.    MANAGEMENT'S  DISCUSSION,  ANALYSIS,  AND  PLAN  OF  OPERATION


OVERVIEW
--------


The quarter ended June 30, 2000 was a period of repositioning for ESCO and management of the Company. During this period, ESCO's president, Robert J. Weaver, and its Chief Financial Officer, Robert F. Darilek, resigned to pursue other interests. In addition, a board member Bernard Vlahakis also resigned effective July 6, 2000. ESCO's management has used these resignations as an opportunity to revise its operating plan for the second half of the 2000 fiscal year. The revised plan includes additional reductions of top management staff which equates to a total cost savings of approximately $600,000 on an annualized basis. Management has also taken steps during the second quarter and the months of July and August to revise its 2000 budget and implement changes which are needed in the over-the-road division to make it a profitable operation. ESCO has historically operated profitably in the intermodal division before one-time adjustments but it has also shown losses historically in the over-the-road division. Management's short-term plan is to reduce the over-the-road fleet, replace outdated and deteriorating equipment and redirect its over-the-road division into traffic lanes which only produce revenues per mile which can generate profitable operations in this division. Management has continued to evaluate and improve its intermodal operations and its storage and container yard operations. These divisions continued to show strong profits before one-time adjustments and are expected to continue with profitability through the end of 2000.

The Company finished the second quarter with a loss of $(587,385) or 4.7 cents per share and a year-to-date loss of $(603,386). The profitable operations before one-time adjustments of the Company's intermodal division (which combines the intermodal and storage segments) were offset by losses of the Springdale division as detailed in the segment reporting in our quarterly financial statements. In this quarter, management has also elected to record substantial one-time accounts receivable write-offs in the intermodal division related to potentially uncollectable receivables which were outstanding at June 30, 2000. The most significant portion of this write-off relates to the Kiser, Inc. adjustment as discussed in Note 12 to the financial statements. In addition, the Company has provided for potential write-offs in the intermodal division for advances made to former employees or existing employees which may be deemed uncollectable and has accrued for the assessment of prior-year payroll taxes assessed against the Company during the three-month period ended June 30, 2000, but relates to prior years.


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