Form 10-Q
period 2000-09-30
ESCO TRANSPORTATION CO
filed 2001-04-17
CIK 79839

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   (Mark One)
    [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

               For the fiscal quarter ended     September 30, 2000
                                            ------------------------------------

                                       OR

    [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from               to
                                                  -------------    -------------

                       Commission file number:     0-2882
                                              ----------------------------------

                             ESCO TRANSPORTATION CO.
          ------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                55-0257510
                  --------                                ----------
       (State or other jurisdiction of      (I.R.S. Employer Identification no.)
        incorporation or organization)

              4301 EASTPARK DRIVE
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

                     Common Stock $ .001 par value per share
                     ---------------------------------------
                                 Title of class
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No X . Registrant is working
                                            ---    ---
diligently  to  become  current  in  its  filings.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes No X . Registrant has not had a bankruptcy
                          ----   -----
plan  confirmed  by  a  court  as  of  the  date  of  this  filing  hereof.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

          Common Stock, $ .001 Par Value                 12,552,997
          ------------------------------                 ----------
                   (Class)                (Outstanding as of September 30, 2000)

                                TABLE OF CONTENTS


PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements                                             Page
                                                                          ----

         Statements of Income for the Three and Nine Months Ended
            September 30, 2000 (Unaudited) and 1999 (Unaudited)               3

         Balance Sheets for the Nine Months Ended September 30,
            2000 (Unaudited) and for the Year Ended December 31, 1999
            (Unaudited)                                                       4

         Statements of Cash Flows for the Nine Months Ended
            September 30, 2000 (Unaudited) and 1999 (Unaudited)               5

         Notes to the Financial Statements (Unaudited)                     6-13

Item 2.  Management's Discussion & Analysis of Financial Condition  and   14-16
         Results of Operations

PART II  OTHER INFORMATION

Item 1.  Recent Developments in Legal Proceedings                         17-18

Item 2.  Changes in Securities                                               18

Item 3.  Defaults upon Senior Securities                                     18

Item 4.  Submission of Matters to a Vote of Security Holders                 18

Item 5.  Other Information                                                   18

Item 6.  Exhibits and Reports on Form 8-K                                    19

         Signatures                                                          20

ESCO  TRANSPORTATION  CO.
Statements  of  Income
For  the  Three  and  Nine  Months  Ended
September 30, 2000 and December 31, 1999


                                                   FOR THE THREE MONTHS        FOR THE NINE MONTHS
                                                    ENDED SEPTEMBER 30          ENDED SEPTEMBER 30
                                                    2000          1999          2000          1999
                                                ------------  ------------  ------------  ------------
                                                 (Unaudited)   (Unaudited)   (Unaudited)   (Unaudited)
OPERATING REVENUE:
  Freight Revenue                               $12,304,417   $ 8,778,050   $36,191,464   $24,294,211
  Oil and Gas Revenue                                 2,660         1,022         5,380         3,156
                                                ------------  ------------  ------------  ------------
       TOTAL OPERATING REVENUE                   12,307,077     8,779,072    36,196,844    24,297,367
                                                ------------  ------------  ------------  ------------

OPERATING EXPENSES:
  Cost of Freight Revenue                         9,520,324     6,749,512    28,319,508    18,076,865
  General Administrative Expenses                 2,769,754     1,692,600     7,469,087     5,084,091
  Depreciation and Depletion                        103,488        72,325       301,250       192,599
                                                ------------  ------------  ------------  ------------
       TOTAL OPERATING EXPENSES                  12,393,566     8,514,437    36,089,845    23,353,555
                                                ------------  ------------  ------------  ------------
       OPERATING INCOME                             (86,489)      264,635       106,999       943,812
                                                ------------  ------------

OTHER INCOME (EXPENSE):
  Interest Income                                    10,990        12,477        34,592        25,467
  Other Income                                      (17,095)            0         2,015        15,016
  Interest Expense                                 (539,788)     (371,930)   (1,388,601)   (1,040,789)
  Gain (Loss) on Sale of Assets                    (236,449)       35,851      (227,221)       80,094
                                                ------------  ------------  ------------  ------------
       TOTAL OTHER INCOME (EXPENSE):               (782,342)     (323,602)   (1,579,215)     (920,212)
                                                ------------  ------------  ------------  ------------
       INC. (LOSS) BEFORE REORG. ITEMS             (868,831)      (58,967)   (1,472,216)       23,600

REORGANIZATION ITEMS:
  Professional Fees                                  59,707             0        59,707             0
                                                ------------  ------------  ------------  ------------

       NET INC. (LOSS) BEFORE TAXES                (928,538)      (58,967)   (1,531,923)       23,600

INCOME TAX:                                               0             0             0             0
                                                ------------  ------------  ------------  ------------

NET INCOME (LOSS)                               $  (928,538)  $   (58,967)  $(1,531,923)  $    23,600
                                                ============  ============  ============  ============

Net Income (Loss) Per Share                     $    (0.072)  $    (0.004)  $    (0.113)  $     0.002
                                                ============  ============  ============  ============

Weighted Average Number of Shares Outstanding    12,932,997    14,179,112    13,613,970    14,179,112


              See Notes to Unaudited Condensed Financial Statements
                                        3

ESCO  TRANSPORTATION  CO.
Balance  Sheets
For  the  Nine  and  Twelve  Months  Ended
September  30,  2000  and  December  31,  1999


                                                                                  September 30, 2000    December 31, 1999
                                                                                 --------------------  -------------------
ASSETS                                                                               (Unaudited)           (Unaudited)
------
CURRENT ASSETS:
  Cash and Cash Equivalents                                                      $            49,857   $          109,929
  Accounts Receivable, Net of Allowance for Bad Debts of
       $781,087 in 2000 and $403,228 in 1999                                               7,444,590            6,172,164
  Truck Maintenance Supplies                                                                 126,275              152,557
  Employee Advances and Driver Loans                                                         218,365              117,092
  Notes Receivable - Employees, Current                                                       96,363              241,830
  Notes Receivable - Stockholders                                                            396,593              217,109
  Prepaid Expenses                                                                           377,712              134,046
  Other Current Assets                                                                       152,102               26,085
                                                                                 --------------------  -------------------
            TOTAL CURRENT ASSETS                                                           8,861,857            7,170,812
                                                                                 --------------------  -------------------

PROPERTY AND EQUIPMENT:
  Property and Equipment                                                                  11,369,217           12,516,566
  Less Accumulated Depreciation                                                           (4,478,724)          (3,980,000)
                                                                                 --------------------  -------------------
            NET PROPERTY AND EQUIPMENT:                                                    6,890,493            8,536,566
                                                                                 --------------------  -------------------

OTHER ASSETS:
  Intangibles, Net of Accumulated Amortization                                               353,110               82,871
  Notes Receivable - Employees, Non Current                                                   10,804                    0
  Other Assets - Non Current                                                                  18,261               35,392
                                                                                 --------------------  -------------------
            TOTAL OTHER ASSETS:                                                              382,175              118,263
                                                                                 --------------------  -------------------

TOTAL ASSETS                                                                     $        16,134,525   $       15,825,641
                                                                                 ====================  ===================

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
  Accounts Payable - Trade                                                       $         2,290,949   $        1,247,094
  Bank Overdrafts                                                                            640,775              436,838
  Accrued and Other Liabilities                                                            1,461,463              980,700
  Amounts Due Factor                                                                       8,551,843            6,944,085
  Current Portion of Long-Term Debt                                                        2,070,288            2,038,470
  Current Portion of Obligations under Capital Lease                                         271,492              235,603
                                                                                 --------------------  -------------------
            TOTAL CURRENT LIABILITIES                                                     15,286,810           11,882,790

LONG-TERM DEBT:
  Long-Term Debt, Net of Current Portion                                                   1,352,774            3,138,735
  Obligations under Capital Lease, Net of Current Portion                                    661,630              852,633
                                                                                 --------------------  -------------------
            TOTAL LONG-TERM DEBT                                                           2,014,404            3,991,368

LIABILITIES SUBJECT TO COMPROMISE:                                                                 0                    0
                                                                                 --------------------  -------------------
            TOTAL LIABILITIES                                                             17,301,214           15,874,158
                                                                                 --------------------  -------------------

STOCKHOLDERS' EQUITY
--------------------
  Preferred Stock, $.001 Par Value; 15,000,000 Shares Authorized; None Issued
  Common Stock, $.001 Par Value; 20,000,000 Authorized; 12,820,517 and
     14,084,017 Issued; 12,552,997 and 13,818,997 Outstanding in 2000 and 1999                 1,577                1,560
  Additional Paid-In Capital                                                               1,562,316            1,625,765
  Retained Earnings (Deficit)                                                             (1,928,308)            (396,385)
                                                                                 --------------------  -------------------
                                                                                            (364,415)           1,230,940
  Less Note Receivable from Stockholders                                                    (713,702)          (1,191,635)
  Less Treasury Stock, At Cost                                                               (88,572)             (87,822)
                                                                                 --------------------  -------------------
            TOTAL STOCKHOLDERS' EQUITY                                                    (1,166,689)             (48,517)
                                                                                 --------------------  -------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                       $        16,134,525   $       15,825,641
                                                                                 ====================  ===================


              See Notes to Unaudited Condensed Financial Statements
                                        4

ESCO  TRANSPORTATION  CO.
Statements  of  Cash  Flows
For the Nine Months Ended September 30, 2000 and 1999


                                                             2000          1999
                                                         ------------  ------------
                                                          (Unaudited)  (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Cash Provided by Operating Activities              $    56,344   $ 1,940,590

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of Property and Equipment                        (204,796)   (2,274,883)
  Purchase of Selma Receivables                              (15,629)            0
  Purchase of Quantum Intangibles                            (67,874)            0
  Shareholder Advance                                       (203,687)     (371,249)
  Payments Received on Notes Receivable                       45,578             0
  Payments Received from Shareholders                          3,900             0
  Proceeds from Sale of Property and Equipment               454,006       867,326
                                                         ------------  ------------

  Net Cash Provided (Used) in Investing Activities            11,498    (1,778,806)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net Payments on Long-Term Debt                          (1,789,268)   (2,077,629)
  Proceeds from Capital Leases                                     0       686,282
  Payments on Capital Leases                                (184,715)      (44,919)
  Proceeds from Long-Term Debt                             1,846,819     1,336,874
  Purchase Treasury Stock                                       (750)      (34,007)
                                                         ------------  ------------

  Net Cash Provided (Used) by Financing Activities          (127,914)     (133,399)
                                                         ------------  ------------

  Net Increase (Decrease) in Cash and Cash Equivalents       (60,072)       28,385


CASH AND CASH EQUIVALENTS, AT BEGINNING OF YEAR              109,929        25,833
                                                         ------------  ------------

CASH AND CASH EQUIVALENTS, AT END OF PERIOD              $    49,857   $    54,218
                                                         ============  ============


Non Cash Transactions:
  Stock issued to acquire business                       $         0   $    40,000
  Stock issued to acquire Quantum Transportation             477,000             0
  Stock issued under management incentive agreements        (570,001)      570,001
  Stock issued to Employees                                        0        50,600
                                                         ------------  ------------
      Total Non-Cash Transactions                        $   (93,001)  $   660,601
                                                         ============  ============


              See Notes to Unaudited Condensed Financial Statements
                                        5

ESCO  TRANSPORTATION  CO.
Notes  to  the  Unaudited  Condensed  Financial  Statements
September  30,  2000  (Unaudited)


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

Note  2  -  Chapter  11  Bankruptcy  Filing
-------------------------------------------

The Company had a going concern footnote to its financial statements as of December 31, 1999. The Company had incurred net losses in 1999 and 1998 and had a working capital deficit of $4.7 million and a deficit in the stockholders' equity at December 31, 1999. This deficit position continued throughout the first three quarters of 2000. Additionally, on April 20, 2000, Compass Bank acknowledged that the Company was in default on its factoring agreement, but subsequently agreed that the Company would have an extended deadline of September 1, 2000 to comply with the terms set forth in this agreement.
Although the Company attempted to alleviate the conditions set forth in its agreement with Compass Bank and although the Company's revenue has continued to grow at a significant rate, a concurrent increase in interest and other expenses (discussed at greater length in Management's Discussion, Analysis, and Plan of Operation) promulgated the Company to file a voluntary petition on September 25, 2000 (the "Date of the Petition") under Chapter 11 of the Federal Bankruptcy Code, the Southern District of Texas in re: 00-38785-H5-11; ESCO Transportation Company. From and since the Date of Petition, the Company has maintained possession of its property, and has continued to remain in control of its ongoing business affairs as a Debtor-in-Possession pursuant to the provisions of 11 U.S.C. Sec.Sec. 1107 and 1108.


Note  3  -  Summary  of  Significant  Accounting  Policies
----------------------------------------------------------

A.   Correction  in  recording  Drivers'  Reimbursements
     ---------------------------------------------------

     Drivers' reimbursements for such items as insurance, radios, pagers, uniforms, and license fees had been booked in the past as Revenue. A correction was made to book these items in Cost of Sales to offset the associated expenses for all of 2000. The financial information for three and nine months for 2000 and 1999 reflects this correction. For the three months ended September 30, 2000 and 1999, revenue and cost of sales decreased by $332,670 and $256,055 respectively. For the nine months ended September 30, 2000 and 1999, revenue and cost of sales decreased by $955,698 and $317,760 respectively. Item 1. Financial Statements (Continued)

ESCO  TRANSPORTATION  CO.
Notes  to  the  Unaudited  Condensed  Financial  Statements
September  30,  2000  (Unaudited)


Note  3  -  Summary  of  Significant  Accounting  Policies  (Continued)
-----------------------------------------------------------------------

B.   Correction  in  recording  Depreciation  for  Trucks  and  Trailers
     -------------------------------------------------------------------

     Depreciation for trucks and trailers had been booked in the past as an operating expense under the title Depreciation and Depletion. A correction was made to book depreciation on trucks and trailers in Cost of Sales. The financial information for three and nine months for 2000 and 1999 reflects this correction. For the three months ended September 30, 2000 and 1999, cost of sales increased by $336,084 and $310,961 respectively. For the nine months ended September 30, 2000 and 1999, costs of sales increased by $1,067,931 and $923,999 respectively.

C.   Use  of  Estimates
     ------------------

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ from these estimates. Management believes that the estimates are reasonable.

D.   Revenue  Recognition
     --------------------

     Revenue  and  direct  costs  are recognized when the shipment is completed.


E.   Income  Taxes
     -------------

     The Company uses the liability method of accounting for income taxes under which deferred tax assets and liabilities are recognized for deductible temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis.
     Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets and liabilities will be adjusted for the effects of changes in tax laws and rates on the date of enactment. For the nine months ended September 30, 2000, net operating loss benefits were offset by a valuation allowance. The valuation allowance did not change materially from the balance at December 31, 1999.

ESCO  TRANSPORTATION  CO.
Notes  to  the  Unaudited  Condensed  Financial  Statements
September  30,  2000  (Unaudited)

F.   Net  Income  Per  Share
     -----------------------

     Net income per common share is based on the weighted average number of shares outstanding during the year.

     The Company acquired Quantum Transportation in January, 2000 as disclosed in Note P - Subsequent Events of the Company's December 31, 1999 Form 10KSB. The purchase price includes the options for the seller to receive additional shares of stock with an expiration of six years from the acquisition date if the shares of stock do not reach a benchmark price of $3.00 per share. If these shares were converted as of September 30, 2000, an additional 3,816,000 shares would be issued under this agreement. The dilution effect on earnings per share for the additional shares issued is not disclosed in the accompanying financial statements because they would be anti-dilutive if reported since the Company is currently operating at a loss.

ESCO  TRANSPORTATION  CO.
Notes  to  the  Unaudited  Condensed  Financial  Statements
September  30,  2000  (Unaudited)

Note  4  -  Amounts  Due  to  Compass  Bank
-------------------------------------------

Pursuant to the Bankruptcy agreement, as of September 30, 2000, the Company owed Compass Bank $8,551,843, which is secured by accounts receivable and all other assets and as of the date of this filing the balance is approximately $8.2 million.

Note  5  -  Cash  and  Cash  Equivalents
----------------------------------------

Included in the totals for Cash and Cash Equivalents for September 30, 2000, is a certificate of deposit in the amount of $11,326, which is pledged as a security deposit with a vendor. This certificate of deposit was acquired in the purchase of Quantum Transportation, Inc. on January 19, 2000.

Note  6  -  Segment  Information
--------------------------------

The Company's operations are divided into three segments by type of operations, which are intermodal operations, over-the-road operations, and storage operations. Intermodal operations consist of short-haul, drayage shipments primarily from railroad ramps to customer docks and are operated out of various company locations. Over-the-road operations represent long haul, door-to-door deliveries for customers. Storage operations represent the Company's container yard operated in Memphis, Tennessee. The following tables present 2000 and 1999 segment information:

ESCO  TRANSPORTATION  CO.
Notes  to  the  Unaudited  Condensed  Financial  Statements
September  30,  2000  (Unaudited)

Note  6  -  Segment  Information  (Continued)
---------------------------------------------

                           Three Months Ended September 30, 2000
               ----------------------------------------------------------
                             Earnings
                  Sales       (Loss)
               -----------  ----------
Intermodal     $ 8,211,199  $(139,590)
Over-the-Road    3,640,893   (545,629)
Storage            452,325    281,377
Other                2,660   (524,696)
               -----------  ----------
               $12,307,077  $(928,538)
               ===========  ==========


                           Nine Months Ended September 30, 2000
               ----------------------------------------------------------
                              Earnings
                  Sales        (Loss)
               -----------  ------------
Intermodal     $22,805,357  $  (649,081)
Over-the-Road   12,166,682   (1,108,664)
Storage          1,219,425      750,785
Other                5,380     (524,963)
               -----------  ------------
               $36,196,844  $(1,531,923)
               ===========  ============


                           Nine Months Ended September 30, 2000
               ----------------------------------------------------------
                           Additions to
               Long-Term    Long-Lived
                 Assets       Assets      Total Assets
               ----------  -------------  -------------
Intermodal     $1,167,053  $      75,747  $  10,392,823
Over-the-Road   5,580,204         86,933      5,580,204
Storage           143,236                       143,236
Other                                            18,262
               ----------  -------------  -------------
               $6,890,493  $     162,680  $  16,134,525
               ==========  =============  =============

ESCO  TRANSPORTATION  CO.
Notes  to  the  Unaudited  Condensed  Financial  Statements
September  30,  2000  (Unaudited)

Note  6  -  Segment  Information  (Continued)
---------------------------------------------

                           Three Months Ended September 30, 1999
               ----------------------------------------------------------

                            Earnings
                 Sales       (Loss)
               ----------  ----------
Intermodal     $5,165,810  $ 571,395
Over-the-Road   3,509,835   (741,945)
Storage           102,405    115,048
Other               1,022     (3,465)
               ----------  ----------
               $8,779,072  $ (58,967)
               ==========  ==========


                           Nine Months Ended September 30, 1999
               ----------------------------------------------------------

                             Earnings
                  Sales       (Loss)
               -----------  ----------
Intermodal     $14,356,306  $ 745,331
Over-the-Road    9,572,882   (891,670)
Storage            365,023    171,272
Other                3,156     (1,333)
               -----------  ----------
               $24,297,367  $  23,600
               ===========  ==========


                           Nine Months Ended September 30, 1999
               ----------------------------------------------------------
               Total  Net   Additions to
                Long-Term    Long-Lived
                 Assets        Assets      Total Assets
               -----------  -------------  -------------
Intermodal     $   544,141  $     258,184  $   8,599,293
Over-the-Road    7,833,734      1,957,625      6,381,447
Storage            152,880                       152,880
Other               18,261                        18,261
               -----------  -------------  -------------
               $ 8,549,016  $   2,215,809  $  15,151,881
               ===========  =============  =============

The segmented information is prepared under generally accepted accounting principles. The amounts also incorporate the allocation of overhead costs based on the number of loads on the various segments operated within the Company.

For the period ended September 30, 2000, all of the Company's operations are conducted within the United States.

ESCO  TRANSPORTATION  CO.
Notes  to  the  Unaudited  Condensed  Financial  Statements
September  30,  2000  (Unaudited)


Note  7  -  Going  Concern
--------------------------

The financial statements have been prepared assuming that ESCO Transportation Co. will continue as a going concern. The Company incurred net losses for the quarter and year-to-date ended at September 30, 2000 of $928,538 and $1,531,923 respectively. In 1999 and 1998, the Company had a working capital deficit of approximately $4.7 million and had a deficit in stockholders' equity at December 31, 1999. On September 25, 2000 the Company filed for Chapter 11 Bankruptcy.
The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

The Company intends to file an Exit Plan with the Bankruptcy Court within 200 days from September 25th, 2000. The Company is currently operating under a Cash Collateral Agreement agreed to by creditors and approved by the Court. (See
Note  10  -  Subsequent  Events)

Note  8  -  Recent  Pronouncements
----------------------------------

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

ESCO  TRANSPORTATION  CO.
Notes  to  the  Unaudited  Condensed  Financial  Statements
September  30,  2000  (Unaudited)


Note  9  -  Acquisitions
------------------------

None

Note  10  -  Subsequent  Events
-------------------------------

The Gulfport, Selma, Ripon, and Savanna terminals were closed in January, February, February, and March of 2001 respectively. A new intermodal terminal was opened in Charlotte, North Carolina on February 14, 2001. The number of trucks and trailers at the Springdale terminal has been reduced to decrease operating costs and bring the over-the-road segment toward being profitable.

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred a net loss of $1,531,923 for the nine months ended September 30, 2000, and has not yet filed the bankruptcy plan. These factors, among others, raise substantial doubt as to the Company's ability to continue as a going concern.

The Company's management intends to raise additional operating funds through equity and/or debt offerings. However, there can be no assurance that management will be successful in this endeavor.

Item 2. Management's Discussion & Analysis of Financial Condition and Results of Operations

OVERVIEW
--------

During the second and third quarters of 2000, the Company decided to streamline its management configuration. During the second quarter the Company accepted the resignations of its president, chief financial officer, secretary/treasurer and a long time Board member in addition to other staff reductions. The Company has used these resignations as an opportunity to revise officer positions and realign and combine tasks and functions. This revised plan allows a cost savings to the Company of over $500,000 on an annualized basis. After considering its alternatives and reviewing the financial position with its CFO and other advisors, the Board of Directors made the further determination that the Company needed to work down its debt position and reorganize for its return to profitability. The Company sought protection under Chapter 11 of the Bankruptcy Code on September 25, 2000 due to its inability to make payments on debt service for some of its equipment. The Company is currently selling and offering for sale, certain non-essential equipment, specifically older model trucks and trailers. The Company's sale of equipment has resulted in a significant reduction in debt service and increased cash flow.

Streamlined management and restructured over-the-road operations during the third quarter as well as in October and November of 2000 reduced operating costs. Management's short-term plan is to reduce the over-the-road fleet, replace outdated and deteriorating equipment with owner-operator managed equipment, and redirect its over-the-road division into traffic lanes, which increase average revenues per mile, and can generate profitable operations. This reduction of capital equipment will lower debt service. Management has continued to evaluate and improve its intermodal operations and its container storage yard operations. ESCO has historically operated profitably in the intermodal division before one-time adjustments, but it has also shown losses historically in the over-the-road division. The Company finished the third quarter of 2000 with a net loss of ($928,538) and a year-to-date net loss of ($1,531,923).

In the third quarter of 2000, management continued to work with Compass Bank on its agreement to provide working capital for ESCO on an ongoing basis until September 25, 2000 at which time the Company filed for Chapter 11 Bankruptcy. The Company is currently operating as a Debtor-in-Possession. The Company is presently operating under a Cash Collateral Agreement by and between the Company and Compass Bank (hereinafter referred to as the "Agreement"). Pursuant to the terms of the Agreement, Compass Bank continues to permit the Company the use of pre-petition accounts receivable collections. Compass Bank is the Company's largest creditor with an outstanding claim in the amount of approximately $8.2 million.

Item 2. Management's Discussion & Analysis of Financial Condition and Results of Operations (Continued)

OVERVIEW (Continued)
--------

The Company anticipates filing a plan of reorganization within 30 days from the date of the filing of this 10-Q. As part of its plan, the Company intends to continue to liquidate non-essential equipment and to continue to increase sales through its intermodal division. The plan anticipates replacement financing of the present Compass Bank indebtedness. A plan of reorganization is anticipated to be filed in this matter in which the Company will propose a workout of its present position and a return to profitability. Management believes that the plan of reorganization should be confirmed by June of 2001.

OPERATIONS
----------

As stated above, the Company operated at a net loss of ($928,538) for the third quarter of 2000. This amount includes a one-time loss of ($236,449) due to the sale of under-utilized equipment. A comparison of three-month and nine month figures for 2000 over 1999 reveals the following increases:

     --------------------------------  --------------------  ------------------
                                       Three Month Change     Nine Month Change
     --------------------------------  --------------------  ------------------
     Revenue                                 40.2%                 49.0%
     --------------------------------  --------------------  ------------------
     Cost of Freight Revenue                 41.1%                 56.7%
     --------------------------------  --------------------  ------------------
     General Administrative Expenses         63.6%                 46.9%
     --------------------------------  --------------------  ------------------

The Company's operating profits for nine months decreased from $943,812 in 1999 to $106,999 in 2000 before interest expense. Interest expense increased by approximately 33.4% over the same period in 1999 primarily due to the increase in the factoring line and reduction of long-term debt at lower interest rates.

SAFE  HARBOR
------------

This report on Form 10-Q (the Report) contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Investors are cautioned that all forward-looking statements necessarily involve risks and uncertainty, including, without limitation, the risk of a significant natural disaster, the expansion or contraction in its various lines of business, the impact of inflation, the impact of Year 2000 issues, the ability of the Company to meet its debt obligation, changing licensing requirements and regulations in the United States pertinent to its business, the ability of the Company to expand its businesses, the effect of pending or future acquisitions as well as acquisitions which have recently been consummated, general market conditions, competition, licensing and pricing. All statements, other than statements of historical facts, included or incorporated by reference in the Report that address activities, events or developments that the Company expects or anticipates will or may occur in the future, including, without limitation, such things as future capital expenditures (including the amount and nature thereof), business strategy and measures to implement such strategy, competitive strengths, goals, expansion, and growth of the Company's businesses and operations, plans, references to future success, as well

Item 2. Management's Discussion & Analysis of Financial Condition and Results of Operations (Continued)

SAFE  HARBOR (Continued)
------------

as other statements, which include words such as "anticipate," "believe," "plan," "estimate," "expect," and "intend" and other similar expressions, constitute forward-looking statements. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could over time prove to be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Report will themselves prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

CORPORATE  FILINGS
------------------

The Company filed an amendment to its Articles of Incorporation in January 2000 to clarify the authorized capital stock in the Articles to be 20,000,000 shares of common and 15,000,000 of preferred.

SIGNIFICANT  EVENTS
-------------------

As stated earlier, the Company filed for Chapter 11 Bankruptcy on September 25, 2000.


RELATED  PARTY  TRANSACTIONS
----------------------------

None

PART  II.      OTHER  INFORMATION

Item  1.     Recent  Developments  in  Legal  Proceedings

As of the date of filing hereof, April 17, 2001, the Company is involved in the following litigation:

Case No. EDCV 98-220 RT (VAPx); INTERCARGO INSURANCE CO. V. BURLINGTON NORTHERN SANTA FE RAILROAD, ET AL.; In the U.S. District Court, Central District of California.

     Intercargo Insurance Company is suing multiple defendants because a load it insured was misdelivered at the railyard to persons who stole the merchandise. Defendant Burlington Northern & Santa Fe Railway has cross-claimed against multiple other defendants, including the Company, for indemnity. The Company never had custody or control of the stolen merchandise. The Company has answered both Intercargo's claim and Burlington's cross-claim. The case is in the discovery phase, after which the Company, seeking dismissal of the claims against it, will likely file a motion for summary judgment. The Company seeks its reasonable and necessary defense costs by asserting that the actions were not brought with reasonable cause and in the good faith belief that there is a justifiable controversy under the facts and law. The Company's management does not believe that this litigation will have any material impact on the Company's business. The Company had a formal motion cut off date of November 27, 2000, a pre-trial conference set for December 11, 2000 and a trial date of January 16, 2001. However, these dates are on hold since the case has been stayed pending resolution of the Company's Debtor-in-Possession bankruptcy filing.

No. 98-0840-1; PACIFIC BUSINESS CAPITAL CORP. V. ESCO TRANSPORTATION CO. AND MICHAEL TILL, INDIVIDUALLY; In the Chancery Court of Shelby County, Tennessee

     Pacific Business sued the Company and Mike Till in an attempt to enforce a security interest it holds in some property of Intermodal Logistics Co. The Company took over the operations of Intermodal, which is more fully described in the 1997 10K previously filed with the SEC. The security interest granted Pacific Business by Intermodal concerns chattel paper, mainly receivables and right to receivables. The agreement between the Company and Intermodal specifically excludes receivables due and owing prior to the date of the agreement, and Intermodal retained all rights to those funds. It is the Company's position and Mike Till's position that they have not violated any security interest Pacific Business may have; the Company and Mike Till will seek dismissal as expeditiously as possible. Discovery has been served on the plaintiff in this matter and receipt of the responses is pending because of the stay that will be in place pending resolution of the Company's Debtor-in-Possession bankruptcy filing.

     Case No. USDC LR-C-99-807; JACKIE BROWN, INDIVIDUALLY AND AS ADMINISTRATOR OF THE ESTATE OF KATRINA BROWN, DECEASED, AND AS HUSBAND OF NANCY K. BROWN, INDIVIDUALLY AND CHRIS BROWN, INDIVIDUALLY V. ESCO TRANSPORTATION CO. AND JOE
W.  JONES

     This case was pending against the Company as a result of a motor vehicle accident, which occurred in 1999. The case resulted in injuries and a fatality. This incident was settled by mediation on March 30, 2001. It fell within the insurance coverage limits maintained by the Company.

Item  1.     Recent  Developments  in  Legal  Proceedings  (continued)

     Case No. A2401-200185; FIRST CONTINENTAL LEASING, A DIVISION OF BANCORP SOUTH VS. KISER, INC., ESCO TRANSPORTATION CO. AND ESCO TRANSPORTATION ACQUISITION CORP; In the Circuit Court of Harrison County, Mississippi, First Judicial District.

     First Continental Leasing is suing Kiser, Inc., the Company and ESCO Acquisition Corporation as a result of the management agreement executed in March, 2000. The Company's management does not anticipate any liability related to this litigation and expects a summary disposition in this matter after the bankruptcy court agrees to the retention of counsel that the Company has retained in this matter. This case will be stayed pending resolution of the Company's Debtor-in-Possession bankruptcy filing.

     Case No. RCV 27092; SEPULVEDA V. ESCO, ET AL., In the Superior Court of the State of California for the County of San Bernardino.

Regina Sepulveda is a former cleaning person for the Company's leased premises in California; she was allegedly injured when she was leaving the property when a gate fell on her as she was closing the gate. Sepulveda has brought premises liability claims against the Company, the owner of the property, and the manufacturer/repairer of the gate in question. The Company has requested that its insurance carrier manage the case and take over the defense of same. The Company's management does not believe that this litigation will have any material impact on the Company's business. The case has lagged in development primarily because plaintiff's counsel has not prosecuted the case vigorously and there is not a great deal of activity pending. Texas counsel will consult with local counsel to determine whether a motion to dismiss the case for failure to prosecute is in order. Additionally, this case will be stayed pending resolution of the Company's Debtor-in-Possession bankruptcy filing.


Item  2.       Changes  in  Securities  -  NONE

Item  3.       Defaults  Upon  Senior  Securities  -  NONE

Item  4.       Submission of Matters to a Vote of Security Holders - NONE

Item  5.       Other  Information

               The Registrant reports under this item information, not previously reported in a report on Form 8-KA, that effective May 15, 2000, Edwis Selph, Jr. officially resigned as the Registrant's Vice President, Secretary/Treasurer and as a Member of the Board of Directors. On July 15, 2000 the Board of Directors elected Edwis Selph, Sr. as President, Chief Executive Officer and Secretary. On March 14, 2001, the Board of Directors elected Ken Gregg, CPA to be the Registrant's Chief Financial
               Officer  and  Vice  President,  Finance.

Item  6.       Exhibits  and  Reports  of  Form  8-K.

               (a) Notification of Late Filing filed with the Securities and Exchange Commission on November 15, 2000.

               (b) Reports on Form 8-K. Notice of resignation of officers and directors filed on July 6, 2000. Effective June 30, 2000, Robert
               F. Darilek officially resigned as the Registrant's Chief Financial Officer and Member of the Board of Directors of ESCO Transportation Co. Effective June 23, 2000, Robert J. Weaver officially resigned as President/COO and Member of the Board of Directors of ESCO Transportation Co. Effective July 6, 2000, Bernard Vlahakis officially resigned as a Member of the Board of Directors of ESCO Transportation Co.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



ESCO  Transportation  Co.

/s/  Edwis  L.  Selph,  Sr.                         April 17, 2001
-----------------------------------                 ----------------------------
Edwis  L.  Selph,  Sr.                              Date
President and Chairman of the Board


/s/  Ken  Gregg                                     April 17, 2001
-----------------------------------                 ----------------------------
Ken  Gregg,  CPA                                    Date
CFO,  VP  of  Finance